Form 10-K
period 2004-12-31
PRA International
filed 2005-03-18
CIK 1293243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Commission file number: 000-51029

PRA INTERNATIONAL
(Exact name of Registrant as Specified in Its Charter)

Delaware	54-2040171
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
12120 Sunset Hills Road
Suite 600
Reston, Virginia 20190
(Address of principal executive offices)
(703) 464-6300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of March 15, 2005, 22,376,195 shares of the registrant’s common stock, par value $0.01 per share, were outstanding. As of that date, the aggregate market value of the common stock held by non-affiliates of the registrant was $245,786,859 based on a closing price of $25.09 on The Nasdaq National Market on such date. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.
Documents Incorporated by Reference
      Portions of our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2004 are incorporated herein by reference in response to Part III, Items 10 through 14, inclusive.

PRA INTERNATIONAL
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2004
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
      This report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future results and events. You can identify these forward-looking statements by our use of words such as “anticipates,” “believes,” “continues,” “expects,” “intends,” “likely,” “may,” “opportunity,” “plans,” “potential,” “project,” “will,” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.
      A description of these risks, uncertainties and other factors can be found in this report under the heading “Risk Factors.”
      You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update these statements or publicly release the result of any revisions to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS
Overview
      We are a leading global contract research organization, or CRO, with approximately 2,500 employees working from 23 offices located in North America, Europe, Africa, South America, Australia, and Asia. CROs assist pharmaceutical and biotechnology companies in developing and taking drug compounds, biologics, and drug delivery devices through appropriate regulatory approval processes. The conduct of clinical trials, in which a product candidate is tested for safety and efficacy, forms a major part of the regulatory approval process. Completing the approval process as efficiently and quickly as possible is a priority for sponsoring pharmaceutical and biotechnology companies because they must receive regulatory approval prior to marketing their products anywhere in the world. Revenue for CROs is typically generated on a fee for service basis on either a time and materials or a fixed-price contract arrangement with the client organization.
      We conduct clinical trials globally and are one of a few CROs in the world with the capability to serve the growing need of pharmaceutical and biotechnology companies to conduct complex clinical trials in multiple geographies concurrently. We incorporated in Delaware in April 2001, with predecessors dating back to 1976. Our qualified and experienced clinical and scientific staff has been delivering clinical drug development services to our customers for over 25 years, and our service offerings now encompass all points of the clinical drug development process. We provide our expertise in several therapeutic areas of strategic interest to our customers.
      We perform a broad array of services across the spectrum of clinical development programs, from the filing of Investigational New Drug applications, or INDs, and similar foreign regulatory applications, to the conduct of all phases of clinical trials, to product registration and post-marketing studies. Our core global clinical development services include the following:

•	creating drug development and regulatory strategy plans;

•	executing Phase I clinical trials;

•	performing Phase II through IV multi-center, international clinical trials;

•	developing and analyzing integrated global clinical databases;

•	preparing and submitting regulatory filings around the world; and

•	managing long-term drug safety programs.
      Since 1999, we have conducted over 2,300 clinical trial programs for over 295 clients. We have collaborated with nine of the ten largest pharmaceutical companies and seven of the ten largest biotechnology companies over the last two years in all major therapeutic areas. Moreover, we have preferred vendor relationships with seven of the world’s leading pharmaceutical and biotechnology companies. These preferred vendor relationships allow us to be one of a limited number of CROs that have been pre-qualified by these clients to compete for their outsourced projects. In 2004, we derived approximately 25% of our service revenue from major biotechnology companies, 27% from emerging biotechnology companies, 38% from large pharmaceutical companies, and 10% from Japanese pharmaceutical companies. We generated service revenue of $277.5 million and operating income of $36.4 million in 2004, representing a compounded annual growth rate since 2000 of 22.9% and 37.7%, respectively.
CRO Industry

Overview
      Companies in the global pharmaceutical and biotechnology industries outsource product development services to CROs in order to manage the drug development process more efficiently and cost-effectively and to speed time to market. PRA and other CROs provide clinical drug development services, including protocol design and management of Phase I through IV clinical trials, data management, laboratory testing, and statistical analysis. CROs provide services that will generate high quality and timely data in support of applications for regulatory approval of new drugs or reformulations of existing drugs as well as to support new and existing marketing claims. To remain competitive, CROs leverage selected information technologies and procedures to efficiently capture, manage, and analyze the large streams of data generated during a clinical trial.
      CROs derive substantially all of their revenue from pharmaceutical and biotechnology companies’ research and development expenditures, which have increased substantially in recent years. Specifically, Frost and Sullivan estimates that research and development expenditures by such companies totaled $58.5 billion in 2003, an increase from $41.1 billion in 2000, representing a compounded annual growth rate of 12.5%. Excluding spending related to administrative functions to support the research and development process, which are not typically outsourced to CROs, estimated research and development expenditures totaled $47.2 billion in 2003, up from $32.6 billion in 2000, representing a 13.2% compounded annual growth rate. Of this amount, approximately $27.4 billion in 2003 was directly related to Phase I through Phase IV clinical trials. Such spending, which excludes expenditures related to pre-clinical activities, increased between 2000 and 2003 at a compounded annual growth rate of 12.5%, and represents the total amount of research and development spending that could potentially be outsourced to PRA or its competitors offering similar services. According to Frost and Sullivan, in 2003 pharmaceutical and biotechnology companies outsourced to CROs approximately $8.4 billion, or 30.7% of their total research and development spending devoted to Phase I through Phase IV clinical trials, and outsourcing of such spending is expected to increase to $18.5 billion by 2010, representing a compounded annual growth rate of 12.1%. We anticipate that the rate of outsourcing will increase due to growing acceptance among drug companies of the benefits of outsourcing and the growing proportion of research and development spending accounted for by biotechnology companies, which tend to outsource a larger portion of their research and development activities to CROs.

Global Drug Approval Process
      Discovering and developing new drugs is an expensive and time-consuming process and is highly regulated and monitored. In May 2003, The Tufts Center for the Study of Drug Development estimated that the total cost to develop a new prescription drug increased from approximately $231 million in 1987 to approximately $897 million in 2000. In addition, it typically takes between 10 and 15 years to develop a new prescription drug and obtain approval to market it in the United States. Regulatory requirements are a significant driver of the costs and time involved in drug development, and are a contributing factor in limiting the number of approved products that reach the market to approximately one in 250 molecules that enter the pre-clinical testing process. Specifically, before a new prescription drug reaches commercialization, it must undergo extensive clinical testing, and eventually regulatory review, in order to verify that the drug is safe and efficacious for its intended use. CROs offer regulatory and scientific support, clinical trials management and expertise, and infrastructure and staffing support, providing the flexibility either to supplement an organization’s in-house research and development capabilities or to deliver a fully outsourced solution throughout the product development cycle.
      U.S. Approval Process. In the United States, applications to market new drug products are submitted to and reviewed by the FDA. The FDA reviews all aspects of the drug development process, including drug toxicity levels and efficacy, protocol design, product labeling and manufacturing, and marketing claims. If and when the FDA has approved a New Drug Application, or NDA, or, in the case of biologics, a Biologic License Application, or BLA, the applicant will be permitted to market and sell the drug. In some instances, post-approval trials are requested to monitor safety and to review efficacy issues.
      EU Approval Process. In the European Union, there are two approval processes, the Centralized Procedure and the Mutual Recognition Procedure. Any application filed under the Centralized Procedure is made with the European Agency for the Evaluation of Medicinal Products, or EMEA, for a marketing authorization that is valid across all EU Member States. This procedure is available to all new or so-called “innovative” medicinal products. It is mandatory for all medicinal products developed by means of certain biotechnological processes, medicinal products containing a new active substance for the treatment of acquired immune deficiency syndrome, cancer, neurodegenerative disorder or diabetes and certain medicinal products for veterinary use. The marketing authorization must be renewed after five years on the basis of a re-evaluation by the EMEA of the risk-benefit assessment.
      Under the Mutual Recognition Procedure, the applicant must first obtain a marketing authorization by one EU Member State. The authorization procedure is governed by that EU Member State’s laws and regulations. After the authorization by a Member State, this Member State may serve as the so-called Reference Member State for subsequent submissions to other EU Member States. The other concerned Member States take into consideration the assessment of the Reference Member State and must decide upon the marketing authorization within 90 days. Each EU Member State may either issue objections to the application, or request additional data. By the 90th day, all Member States must approve or reject the drug. If the drug is approved, each Member State grants the applicant independent marketing agreements, which must be renewed every five years. Periodically, the applicant must submit safety reports to the national health authorities of each Member State.
      In addition to the Centralized and the Mutual Recognition Procedures, a single national marketing authorization within the EU authorization is applicable, if the applicant chooses to restrict a marketing authorization to one EU Member State
      Japan Approval Process. In Japan, applications are filed with the Pharmaceutical and Medical Devices Evaluation Center, or PMDEC. An inspection is done in conjunction with a data reliability survey by a team from the Organization for Pharmaceutical Safety and Research. Afterwards, the evaluation process is passed on to the Central Pharmaceuticals Affairs Council, or CPAC, whose executive committee members issue a report to the PMDEC. After further evaluation a final report is distributed to the Ministry of Health, Labor and Welfare, or MHLW, which makes the final decision on the drug’s outcome. Once the MHLW has approved the application, the applicant may market and sell the drug.

Drug Development Cycle
      Regardless of the region in which approval is being sought, before a new clinical product candidate is ready for submission for approval by regulatory authorities, it must undergo a rigorous clinical trial process. The clinical trial process must be conducted in accordance with regulations promulgated by the FDA or appropriate foreign regulatory body, which require the drug to be tested and studied in certain ways. Human clinical trials seek to establish the safety and efficacy of the drug in humans. In some situations, clients may outsource the entire clinical program, all phases or a combination of phases, to a single CRO to gain efficiencies. The clinical trial process generally consists of the following interrelated phases, which may overlap:

•	Phase I. Phase I trials are conducted in healthy individuals and usually involve 20 to 80 subjects and typically range from six to 12 months. These trials are designed to establish the basic safety, dose tolerance, and metabolism of the clinical product candidate. If the trial establishes basic safety and metabolism of the clinical product candidate, Phase II trials begin.

•	Phase II. Phase II trials are conducted in patients who have the disorder a molecule is designed to treat, typically test 100 to 300 patients, and last on average for 12 to 18 months. Phase II trials are typically designed to identify possible adverse effects and safety risks, to determine the efficacy of the clinical product candidate, and to determine dose tolerance. If the molecule appears safe and effective, Phase III trials begin.

•	Phase III. Phase III trials involve significantly larger and more diverse populations than Phase I and II trials and are conducted at multiple sites. On average, this phase lasts from one to three years. Depending on the size and complexity, Phase III CRO contracts can exceed $10 million in some cases. During this phase, the drug’s safety and effectiveness are further examined and evaluated.
      If the drug passes through Phase III, then an NDA is submitted for approval by the FDA or other appropriate country regulatory agencies. The NDA includes, among other things, the clinical trial data generated and analyzed during the clinical trial process.

•	Post-Approval/ Phase IV. During the course of the review process, various regulatory authorities may approve a drug for marketing and sale, provided that additional clinical trials be conducted. Usually referred to as post-approval or Phase IV trials, these trials may either be for submission of additional data to regulatory authorities or for non-registration purposes, such as additional marketing information. These trials are intended to monitor the drug’s long-term risks and benefits, to analyze different dosage levels, to evaluate different safety and efficacy parameters in target populations, or to substantiate marketing claims. Phase IV trials typically enroll thousands of patients and last from six to 24 months.

CRO Industry Trends
      We believe that the following factors have contributed, and will continue to contribute, to the growth of the CRO industry:
      Globalization of Drug Development. Given their desire to maximize speed and global market penetration to achieve higher potential returns on their research and development expenditures, pharmaceutical and biotechnology companies are increasingly pursuing simultaneous regulatory new drug submissions and approvals in multiple countries, rather than sequentially, as in the past. However, many drug companies do not possess the capability or capacity to simultaneously conduct large-scale clinical trials in more than one country. In addition, building and maintaining internal global infrastructures to pursue multiple drug approvals in different therapeutic categories and locations may not be cost-effective for many pharmaceutical and biotechnology companies. In response to the growing demand for global clinical trials, a few CROs have built a global presence and are able to quickly and efficiently initiate and conduct global clinical studies, and then integrate the information generated.
      Increased Number of Products Entering Development. We believe that pharmaceutical and biotechnology companies will have a burgeoning number of clinical product candidates and combination therapies entering clinical trials, resulting in an increased need to quickly determine the most promising ones. According to the FDA, the number of active commercial INDs has increased from 3,611 in 1999 to 4,544 in 2003, representing an increase of over 25%. We believe that this trend will continue in the future. New research and development in tandem with genomic and proteomic capabilities will see many of these clinical product candidates being tested for multiple indications and in combination with existing treatments. In response, many pharmaceutical and biotechnology companies are enlisting the expertise and flexibility of CROs to expedite and coordinate clinical trials.
      Biotechnology Industry Growth. The biotechnology industry has experienced significant growth over the last few years, primarily driven by technological innovations, product development successes, and recent capital raises. According to Frost and Sullivan, global biotechnology research and development expenditures grew from $7.0 billion in 2000 to $13.3 billion in 2003. We believe that this growth trend in biotechnology research and development expenditures will continue. Many biotechnology companies generally seek to avoid the fixed costs of maintaining an internal drug development infrastructure and lack the resources and clinical development expertise to effectively coordinate large-scale clinical trials. As a result, biotechnology companies tend to outsource significant portions of their research and development spending and we believe this will continue to drive the growth of the CRO industry.
      Many biotechnology companies have raised substantial funds in recent years, and we believe biotechnology companies will devote a large percentage of these funds to drug development. Biotechnology companies have historically tended to seek a large pharmaceutical company partner relatively early in the product development process for additional capital, assistance with late-stage development, and the selling and marketing of the product. Increasingly, however, with greater financial resources, biotechnology companies are better-positioned to advance their drug candidates further in the development process before seeking a partner, thus preserving more or all of the economic returns for themselves.
      Increased Regulatory Scrutiny. Global drug regulators are requiring greater amounts of clinical trial data to support the approval of new drugs. In addition, regulatory agencies are requiring a greater amount of safety and post-approval information and monitoring of drugs. The greater complexity in clinical research, regulatory oversight, and the level of specialization required to conduct tests have contributed to an increase in the average number of clinical trials required per new drug, increasing the uncertainty and costs of bringing a new drug to market and maintaining the marketing authorization. We believe that global pharmaceutical and biotechnology companies that hire CROs to conduct or augment their resources for these complex trials will continue to drive the demand for CRO services.
      Need for Quick, Efficient, and Cost-Effective Drug Development. CROs have the therapeutic expertise and manpower to help drug companies improve and potentially shorten the drug development process by up to six months, thereby lengthening the product’s marketing life within its patent exclusivity period. Furthermore, outsourcing eliminates the pharmaceutical company’s need to invest in information systems, infrastructure, hire development researchers, or ramp up operations, thereby avoiding unnecessary fixed costs. Drug companies are facing pricing pressures due to the increased use of generic drugs, governmental pressures and greater overall price competition for branded drugs. As a result, pharmaceutical companies wish to introduce new drugs as quickly and efficiently as possible, since new drugs typically generate the highest return. For example, a blockbuster pharmaceutical product ($1 billion or more in annual revenues) can produce $2.7 million or more per day in revenues. Since these products enjoy market exclusivity from the date of patent, not the date of first sale, accelerating time to market is critical, as each additional day of sales results in incremental revenue to the pharmaceutical company.
Our Competitive Strengths
      Global Leadership Position. We are a leading clinical research organization. We have significant global reach with resources and knowledge that enable us to seamlessly conduct trials on six continents concurrently. Our global scale enables us to select locations that produce more cost-effective and efficient clinical drug development. In addition, our global platform facilitates access to strategic locations and timely patient recruitment for complex clinical trials, which tends to be one of the most significant challenges for our clients during the clinical trials process. We have grown our business outside the United States into regions with significant patient availability for clinical trials, which has contributed to an increase in the number of global projects, or projects where services are rendered on two or more continents, awarded to us from 14 projects in 2001 to 47 in 2004.
      Therapeutic Expertise and Scientific Depth. Our breadth of experience allows us to offer drug development services, vendor management, and patient recruitment access across a broad spectrum of therapeutic indications. We have particularly strong development expertise in therapeutic areas that are key priorities for research and development investment among biotechnology and pharmaceutical companies. In addition, we have significant relationships with therapeutic experts, key opinion leaders, and proven investigators to facilitate timely access to patients in the most important research and development markets worldwide. We believe that we are a world leader in oncology, CNS, cardiovascular, and respiratory/ allergy product development, which are all therapeutic areas requiring significant scientific expertise and which collectively accounted for 72.8% of all global research and development spending by pharmaceutical and biotechnology companies in 2004, according to Frost and Sullivan. We have an experienced team of clinical and scientific experts who work with our clients to deliver expertise at all points of the clinical drug development process. We have recently seen increased business regarding gastrointestinal disorder studies and have made a strategic decision to expand our services within infectious disease drug development.
      Attractive Customer Base. Our service offerings appeal to both biotechnology and pharmaceutical companies. We have collaborated with nine of the ten largest pharmaceutical companies and seven of the ten largest biotechnology companies over the last two years in all major therapeutic areas. We have a particular strength in the expanding biotechnology industry, which constituted over 52% of our service revenue in 2004. Advances in proteomics and genomics and access to capital have driven growth in the biotechnology industry generally. We believe that biotechnology industry research and development spending is growing at a faster rate than research and development spending by the pharmaceutical industry. We currently provide services to an active customer base of over 230 clients, and no single project accounted for more than 5% of service revenue in 2004. We have established preferred vendor relationships with seven of the world’s leading pharmaceutical and biotechnology companies, giving us the ability to compete for a significant portion of the universe of available global clinical development projects.
      Proven and Incentivized Management Team and Workforce. We are led by our experienced executive management team with an average tenure of over 11 years with us or our acquired companies. This team has been responsible for building our global platform and maintaining strong client relationships, leading to service revenue of $277.5 million and operating income of $36.4 million in 2004, representing compounded annual growth rates of approximately 22.9% and 37.7%, respectively, since 2000.
      We have assembled an experienced and qualified staff. Approximately 25% of our workforce has at least a master’s degree. We believe our employees are well-regarded in the drug development industry for scientific expertise and their experience managing many complex drug studies, and are therefore sought out by clients seeking to benefit from our drug development experience. We are dedicated to strengthening our workforce by offering comprehensive training and an attractive work environment, with the goal of being known as the employer of choice within the CRO industry. We have broad employee ownership, with over 100 employees owning equity in the Company.
Our Strategy
      We intend to continue building PRA into the best clinical development organization in the world by expanding our therapeutic expertise, leveraging our global infrastructure, strengthening our service offerings and geographic reach, and pursuing a disciplined acquisition strategy. The key components of our strategy are to:
      Continue to Leverage and Build Our Expertise in Key Therapeutic Areas. We believe that our extensive therapeutic expertise is critical to our customers and for the proper design and management of all clinical phases of drug development. We intend to continue capitalizing on our market positions in our existing therapeutic categories. We have established a therapeutic business development initiative that is focused on identifying early clinical product candidates in our core therapeutic competencies. We believe that oncology, CNS, cardiovascular, and respiratory/allergy, which according to a report in R&D Directions (October 2003) together represented approximately 58% of all drug candidates being developed by pharmaceutical and biotechnology companies, will be significant drivers of our growth. Furthermore, we plan to continue to expand our depth of therapeutic expertise in other attractive therapeutic areas, such as endocrine and gastrointestinal disorders. We expect these expanded therapeutic capabilities to enhance our future growth.
      Expand the Breadth and Depth of Our Service Offering. We plan to build upon our expertise in Phase II and Phase III clinical trials to further grow market share and geographic reach. We intend to expand our global regulatory and drug safety capabilities, which are particularly important to our current and potential pharmaceutical and biotechnology clients. In addition, we intend to enhance our existing service offering in Phase I and Phase IV clinical trials, which are among the fastest growing segments of the CRO industry, according to Frost and Sullivan. Strategic initiatives we are considering include a first-in-man intensive care Phase I unit and an expansion of our current safety and medical affairs offerings with the development of patient registries and expanded post approval monitoring. Over the longer term, our initiatives may include clinical laboratory and small run manufacturing services. We expect electronic data capture, or EDC, capabilities to be of increasing importance to our customers, and we are actively augmenting our EDC capabilities to remain at the forefront of this emerging service area. Finally, we have made a minority investment in Pharma eMarket, LLC, which does business as Monitor for Hire, providing experienced monitors directly to pharmaceutical companies. We are reviewing this line of business as a candidate for expansion.
      Leverage Our Infrastructure to Improve Operational Efficiencies. We have made significant investments and corporate acquisitions over the past eight years to enhance our global infrastructure and product offerings. Past investments include recruiting and training qualified professionals, developing a worldwide network of offices, and building an integrated information technology platform. We believe that these investments will enable the company to improve patient recruitment, improve efficiency of global clinical trial data collection, and speed regulatory submissions for customers, resulting in improved project margins and overall profits. We plan to continue to enhance our information technology platform to maintain our competitiveness and our adaptable and flexible business support environment. We also plan to make additional investments and staff training commitments in our proprietary quality management system, called PRA Management System, or PRAMS, in order to obtain International Standards Organization 9001:2000 registration certification in the first half of 2005. We believe ISO 9001:2000 certification will assist us in obtaining more global projects and measuring output and customer satisfaction. PRAMS reinforces Project AssuranceSM, our company-wide commitment to consistently achieving customer requirements every time, at every location.
      Augment Our Geographic Reach in Latin America and Asia. We intend to replicate the success we have achieved in North America, Europe, and existing Southern Hemisphere locations to further expand in South America and in Asia. We have expanded into Argentina to complement our existing office in Brazil, and have recently opened an office in Asia. Both South America and Asia represent significant growth opportunities for us due to their large population bases and developing clinical scientific infrastructures. We plan to continue expanding our capabilities in these regions to bolster our global development service offerings. We believe this will enhance the attractiveness of our service offerings to our existing clients and potential new clients. It also positions us to continue to meet the growing demand for simultaneous global clinical trial services.
      Continue to Pursue a Disciplined Acquisition Strategy. We have demonstrated skill in identifying, acquiring, and integrating high quality strategic acquisitions. Since 1997, we have successfully integrated seven acquisitions, including two purchased out of bankruptcy, which have expanded our geographic reach and therapeutic capabilities. We have developed a well-refined integration process to ensure a consistent and streamlined assimilation of the staff and expertise of the acquired company. We formulate a detailed integration plan during the diligence process so that we may promptly migrate the acquired operations onto our management system and operating environment to rapidly capture efficiencies and other synergies. This approach allows us to rapidly capture synergies and other efficiencies related to the acquisition. For example, in June 2002 we acquired CroMedica International Inc., and within 100 days of the closing, the company was fully integrated and right-sized. We expect to opportunistically pursue acquisitions that broaden our drug development platform, geographic reach, and therapeutic capabilities, which will further differentiate us from our competition.
Description of Service Offerings
      In connection with clinical trials management services, we offer a broad array of services that encompass the entire spectrum of clinical development, from filing of INDs and similar regulatory applications to the conduct of all phases of clinical trials, to product registrations and post-marketing studies on a global basis. We provide many back office services to clients as well, including processing the payments of investigators and patients. We also collaborate with third-party vendors for services such as imaging and analytical lab services. Our core services include:

Clinical Trials Management Services
      Clinical trials management services encompass the design, management, and implementation of study protocols, which are the critical building blocks of product development programs. We have extensive resources and expertise to design and conduct studies on a global basis, develop integrated global product databases, collect and analyze the data, and prepare and submit regulatory submissions in the United States, Europe, and the rest of the world. A typical full-scale program or project may involve the following components:

•	clinical program review and consultation;

•	protocol and case report form, or CRF, design;

•	feasibility studies for investigator interest and patient availability;

•	project management;

•	investigator site selection and qualification;

•	investigational site support and clinical monitoring;

•	data management;

•	analysis and reporting;

•	investigator handbook and meetings;

•	medical and scientific publications; and

•	regulatory filings.
      Clinical trials management services, used by our pharmaceutical and biotechnology customers, may be performed exclusively by us or in collaboration with the client’s internal staff or other CROs. With our broad clinical trial management capabilities, we conduct single site studies (Phase I), multi-site domestic studies, and global studies on multiple continents. Through our electronic trial master file, we can create, collect, store, edit, and retrieve any electronic document in any of our office locations worldwide, enabling our global project teams to work together efficiently regardless of where they are and allowing seamless transfer of work to a more efficient locale.
      We have significant clinical trials experience in the following therapeutic areas:

Therapeutic Areas:	Specific Areas of Expertise:

Analgesic	Acute and chronic pain
Cardiovascular disease	Hypertension, angina pectoris, stroke, peripheral arterial disease
Central nervous system	Alzheimer’s and other dementias, movement disorders, schizophrenia, depression, epilepsy, chronic pain, anxiety, obsessive-compulsive disorders, panic disorders, insomnia, multiple sclerosis
Critical care	ARDS (acute respiratory distress syndrome)
Dermatology	Wound healing, acne, hair loss, psoriasis
Gastronenterology	Duodenal ulcer, gastric ulcer, gastro-esophogeal reflux disease, H.pylori, nonsteroidal anti-inflammatory drug-induced ulcers, inflammatory bowel disease, irritable bowel disease, Crohn’s disease
Genitourinary	Incontinence, sexual dysfunction
HIV/AIDS	Primary disease and treatment/prophylaxis of opportunistic infections
Infectious disease	Pneumonia, sinusitis, chronic bronchitis, childhood and adult vaccines
Metabolic/Endocrine disease	Diabetes, growth hormone
Oncology	Pancreatic, colorectal, breast, renal cell, lung, other cancers
Respiratory/Allergy/Pulmonary	Asthma, allergic rhinitis
Rheumatology	Rheumatoid arthritis, osteoarthritis, lupus
Urology	Sexual dysfunction, urinary incontinence, overactive bladder
Virology	Herpes simplex, chronic hepatitis B, chronic hepatitis C, genital herpes, respiratory syncytial virus, influenza
Women’s health	Osteoporosis, hormone replacement therapy

Global Scientific and Medical Affairs
      Our Global Scientific and Medical Affairs group provides three sets of related services: Global Product Development Services, which focus on the design and implementation of product development programs; Global Medical and Safety Services, which deal with safety-related issues arising in the drug development and marketing processes; and Global Regulatory Affairs, which assist clients in dealing with regulatory requirements around the world. These services are almost always provided in concert with our clinical trials management services.
      Global Product Development Services. Our Global Product Development Services team assists our customers with the design and implementation of entire product development programs. Our current and potential customers increasingly seek partners who can provide these capabilities. Our accomplished drug development group provides both external and internal customers with opinion-leader level therapeutic expertise in the design and implementation of high-quality product development programs and helps clients achieve key development milestones in a cost-effective manner. Our Global Product Development Services are generally used by emerging biotechnology companies that lack clinical development infrastructure, Japanese pharmaceutical companies pursuing registration in Europe and the United States and larger pharmaceutical companies exploring new therapeutic areas. Senior scientific, clinical, and marketing experts from our Global Product Development Services team join our project teams to perform the following services:

•	assess pre-clinical and clinical data, products, and programs;

•	analyze markets and competition;

•	prepare clinical and regulatory approval strategy plans;

•	design clinical studies or programs;

•	assist in the preparation of a business plan to obtain funding and recommend funding sources;

•	identify and form high-level advisory boards;

•	provide high-level consultation on specific scientific and clinical issues; and

•	provide program planning, management, and oversight from IND application submission to product registration and launch.
      Global Medical and Safety Services. Our Global Medical and Safety Services group provides complete safety services, including processing of individual reports on adverse events from clinical trials and adverse drug reactions for marketed products, preparation of individual reports for expedited submission to health authorities, maintenance of global safety databases, generation of annual safety updates and periodic safety update reports in Council for International Organizations of Medical Services II format, preparation of integrated summaries of safety, design and conduct of pharmaco-epidemiological studies, and consultation. The group includes physicians, epidemiologists, pharmacists, statisticians, clinical programmers, clinical data specialists, and research nurses with many years of experience in drug safety management.
      Our Global Medical and Safety Services capabilities include:

•	reporting of serious adverse events in clinical trials;

•	processing and reporting of adverse drug reactions for marketed products;

•	periodic safety update reports;

•	safety and pharmaco-epidemiological studies;

•	global database access and integrated safety summaries; and

•	consulting and system analysis.
      Global Regulatory Affairs. Our Global Regulatory Affairs group provides skilled interpretation and consultation on the complex and evolving regulatory requirements affecting drug development around the world. Though there has been a greater amount of harmonization of global regulatory requirements, many countries still have specific requirements and restrictions, and many regulatory authorities are requesting greater amounts of information. Our Global Regulatory Affairs staff greatly enhances our clients’ ability to submit regulatory documents in a time-efficient manner in multiple locations and markets. Our Global Regulatory Affairs team provides the following services:

•	guidance on product submission and registration requirements;

•	client updates on legislative changes;

•	expeditious regulatory review;

•	timely clinical trial start-up; and

•	electronic regulatory submissions.
      Regulatory agencies are rapidly moving toward requiring submissions in an electronic format and are currently requesting at least partial electronic submissions. Electronic submissions allow regulatory agencies to rapidly and efficiently search and navigate through submissions, thus facilitating and potentially shortening the time of approval. We have substantial experience with CoreDossier, the industry standard electronic system that enables the assembly, management, and publication of the complex documents that comprise the regulatory submission, which we believe provides us with a strategic advantage.
      Although guidelines for electronic submissions have not yet been finalized for regulatory agencies in Europe, the EMEA does accept and strongly encourages the Market Authorization Application in electronic format in addition to the submission of printed copies of Part I of the dossier.
      Our technical publishing group has the regulatory expertise to provide our clients with electronic regulatory submissions that are fully compliant with current FDA or other regulatory agency guidelines. This group oversees the compilation of submission components, publishes the submission, and reviews the final product for content and formatting accuracy and consistency.

Clinical Pharmacology Center (Phase I)
      Our clinical pharmacology center, which was completely renovated in the fourth quarter of 2004, is a fully integrated 50-bed facility in Lenexa, Kansas. We conduct a wide range of Phase I and early Phase II trials including first-in-man, rising dose tolerance, metabolic rate, dose response, bioequivalence, bioavailability, and drug-drug interaction. We have conducted over 250 studies to date and have a database of over 30,000 subjects. Our clinical pharmacology center maintains a dedicated professional staff of PharmDs, physicians, RNs, LPNs, medical assistants, and paramedics. We have an independent Institutional Review Board, or IRB, a Quality Assurance, or QA, group and a dedicated participant recruiting department that supports the clinical pharmacology center.
Project Assurance
      We have a differentiated approach to service delivery termed “Project Assurance,” our company-wide commitment to consistently achieving customer requirements every time, at every location. Every aspect of our business is dedicated to the reliability and successful delivery of each customer project and timetable. The key component of this approach is called the PRA Management System, or PRAMS, our quality management system. PRAMS promotes the reliable delivery of services to customers through a uniform project management methodology which utilizes standardized global processes that are monitored by a defined set of performance metrics.
      We have made significant investments in information technology resulting in a platform that facilitates seamless global communication and project coordination. This single information technology platform serves our entire organization. This, combined with our standardized procedures, allows our project teams across the world to provide our clients with a consistent approach and results, no matter which team or location performs the work. In addition, our standardized information technology platform assists us in rapidly integrating acquisitions. As technology is an increasingly important selection criterion for our clients, we have invested in and integrated both proprietary and commercially-available information technologies that allow us to expedite and improve our bidding for client projects, capture and share clinical trials data electronically, and make electronic regulatory submissions. We continually review the system development life cycle of every major technology component of our internal and external business services in an effort to maintain our efficiencies and competitive advantage.
      Examples of these technology investments include:

•	Clinical Trial Management System, or CTMS. CTMS is a company-wide system used to track and report on the information associated with managing a clinical trial, from initiation through closeout. The system is based upon Siebel’s eClinical product, and allows any authorized user to access data about any clinical trial from anywhere in the world. We believe that this system is critical to our ability to successfully conduct global clinical programs.

•	PRA Estimator. PRA Estimator is our proprietary comprehensive bid development tool which analyzes every customer specification and request along with therapeutic and patient recruitment requirements, using a set of complex algorithms to develop a number of comprehensive bid response scenarios.

•	Electronic Trial Master File, or e-TMF. e-TMF is a company-wide document management system that enables all documents to be scanned, indexed, and warehoused electronically. The system, which is built on a Documentum platform, allows access to documents by any authorized user in any of our offices. We believe the benefits of this system include enhanced global project coordination, work-sharing across locations, increased document accountability and tracking ability, increased security of documents, return of all clinical trial study documents to clients in electronic form, and facilitation of electronic regulatory submissions.

•	Electronic Regulatory Submissions. Our electronic regulatory submissions capability is based on CoreDossier, an industry-accepted software system. This system allows documents to be created, indexed, and cross-referenced electronically for ease of editing while in production and for ease of review by the appropriate regulatory authorities. Electronic submissions can be used at the IND and the NDA submission stages.

•	PRA Clinical Data Manager® and Oracle Clinical. We offer two state-of-the-art data management systems which we believe provide added flexibility and ease of data transfer for our clients and ultimately timely submissions to the appropriate regulatory authority.

•	Electronic Data Capture, or EDC. We believe electronic data capture, which involves direct entry of clinical trials data by investigational sites, is gaining acceptance by clients worldwide. EDC permits more rapid data acquisition and locking of final databases. We believe that many pharmaceutical and biotechnology companies will use EDC for their trials at some point in the near future. EDC technology continues to advance and standards are constantly being upgraded. Therefore, we have chosen to work with a number of third party providers and client specifications for electronic data capture in the field. We have seamless integration software for data transfer to our two primary data management systems previously mentioned. We have facilitated EDC for approximately 40 clinical trials at roughly 1,900 investigational sites involving 17,000 patients.

•	Customer Relationship Management, or CRM. This is a company-wide system based on the system suite from Siebel designed to manage customer relations. This system allows customer relationships and contacts to be tracked and shared worldwide to ensure consistent customer interactions.
Customers and Suppliers
      Our customers include international pharmaceutical and biotechnology companies in the United States, Europe, and Japan. We have collaborated with nine of the ten largest pharmaceutical companies and seven of the ten largest biotechnology companies over the last two years in all major therapeutic areas. We have established preferred vendor relationships with seven of the world’s leading pharmaceutical companies. In 2004, we derived approximately 25% of our service revenue from major biotechnology companies, 27% from emerging biotechnology companies, 38% from large pharmaceutical companies, and 10% from Japanese pharmaceutical companies. In 2004, two customers accounted for more than 10% of our service revenue. While these percentages represent our revenue generated from each company, both customers consist of multiple operating groups that conduct business with us. No single project accounted for more than 5% of our service revenue in 2004.
      We utilize a number of suppliers in our business. In 2004, no individual supplier was paid more than $2.8 million. In addition, our top 25 suppliers together received payments during 2004 of approximately $28.9 million. We believe that we will continue to be able to meet our current and future supply needs.
Sales and Marketing
      Our sales process is team-oriented and involves operations and Global Scientific and Medical Affairs teams who contribute their knowledge to project implementation strategies presented in customer proposals. We have a dedicated global sales force consisting of more than 35 individuals. Our sales force also works closely with the teams to build long-term relationships with pharmaceutical and biotechnology companies. Our therapeutic business development group supports the sales effort by developing robust service offerings in its core therapeutic areas, including relationships with key clinical opinion leaders, global investigator networks, and best-in-class vendors. Members of senior management are actively involved with every client in order to facilitate resource allocation, project delivery fulfillment, and scientific regulatory review to ensure customer retention and to encourage repeat business. We rely heavily on our past project performance and therapeutic expertise in winning new business.
      Our proposals are bid centrally, either in North America or Europe, using our most seasoned managers from operations to spearhead proposal development on a full-time basis. Our practice of not bidding on projects that we are unprepared to deliver on schedule has helped us earn a reputation among pharmaceutical and biotechnology companies for honesty and integrity. Our approach to proposal development, led by our seasoned proposal developers and our knowledgeable drug development experts, allows us to submit value-added proposals that address customer requirements in a creative and tailored manner. Proposal teams often conduct research on competing drugs and feasibility studies among potential investigators to assess their interest and patient availability for realistic proposals and presentations. PRA Estimator, our proprietary, comprehensive bid-development tool, allows for rapid and accurate budget creation, which forms the initial basis upon which we manage project budgets subsequent to the award of work. In 2004, we had $427.4 million in new business awards, which included 47 global contracts. In 2004, we received and responded to $1.25 billion in proposal requests.
Competition
      The CRO industry consists of a number of small, limited-service providers, several dozen medium-sized firms, and several full-service CROs with international capabilities. The industry continues to experience consolidation and, in recent years, a group of large, full-service competitors has emerged. This trend of industry consolidation appears to have created greater competition for clients and acquisition candidates among the larger CROs.
      We compete primarily with traditional CROs and in-house research and development departments of pharmaceutical companies. Our principal traditional CRO competitors are Covance Inc., ICON plc, Kendle International Inc., PAREXEL International Corporation, Pharmaceutical Product Development, Inc., Quintiles Transnational Corp, and SFBC International, Inc. The industry has few barriers to entry. Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area, compete aggressively against larger companies for clients. Increased competition might lead to price and other forms of competition that could harm our operating results.
      CROs compete on the basis of a number of factors, including reliability, past performance, expertise and experience in specific therapeutic areas, scope of service offerings, strengths in various geographic markets, technological capabilities, ability to manage large-scale clinical trials both domestically and internationally, and price. Although there can be no assurance that we will continue to do so, we believe that we compete favorably in these areas. If in the future we are unable to effectively compete in these areas, we could lose business to our competitors which could harm our operating results.
      Despite the recent consolidation, the CRO industry remains fragmented, with several hundred smaller, limited-service providers and a small number of full-service companies with global capabilities. Although there are few barriers to entry for smaller, limited-service providers, we believe there are significant barriers to becoming a global provider offering a broad range of services and products. These barriers include:

•	the cost and experience necessary to develop broad therapeutic expertise;

•	the ability to manage large, complex international clinical programs;

•	the ability to deliver high-quality services consistently for large drug development projects;

•	the experience to prepare regulatory submissions throughout the world; and

•	the infrastructure and knowledge to respond to the global needs of clients.
      We believe that many clients tend to develop preferred vendor relationships with full-service CROs, which could have the effect of excluding other CROs from the bidding process. We may experience reduced access to certain potential clients due to these arrangements. In addition, some of our competitors are able to offer greater pricing flexibility, which could cause us to lose business to those competitors and could harm our operating results.
Backlog
      Our studies and projects are performed over varying durations, ranging from several months to several years. We maintain a contract backlog to track anticipated service revenue from projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We recognize a new business award in backlog only when we receive written or electronic correspondence from the client evidencing a firm commitment. Cancelled contracts are removed from backlog. Based upon the foregoing, our backlog at December 31, 2004 was approximately $448.8 million. In 2004, cancellations totaled $61.1 million.
      We believe our backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, studies vary in duration. For instance, some studies that are included in 2004 backlog may be completed in 2005, while others may be completed in later years. Second, the scope of studies may change, which may either increase or decrease the amount of backlog. Third, studies included in backlog may be subject to bonus or penalty payments, although such studies do not constitute a material portion of our business. Fourth, studies may be terminated or delayed at any time by the client or regulatory authorities. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made.
Intellectual Property
      We do not own any patent registrations, applications, or licenses. We maintain and protect trade secrets, know-how and other proprietary information regarding many of our business processes and related systems. We also hold various federal trademark registrations and pending applications, including:

•	PRA® (including a design);

•	PRA International®;

•	PRA Clinical Data Manager®;

•	PRA e-TMF®; and

•	Project Assurancesm (application pending).

Government Regulation
      In the United States, the FDA governs the conduct of clinical trials of drug products in human subjects, the form and content of regulatory applications, including, but not limited to, IND applications for human clinical testing and the development, approval, manufacture, safety, labeling, storage, record keeping, and marketing of drug products. The FDA has similar authority and similar requirements with respect to the clinical testing of biological products. In the European Union, similar laws and regulations apply, which may slightly vary from one member state to another and are enforced by the EMEA or respective national member states’ authorities, depending on the case.
      Governmental regulation directly affects our business. Increased regulation leads to more complex clinical trials and an increase in potential business for us. Conversely, a relaxation in the scope of regulatory requirements, such as the introduction of simplified marketing applications for pharmaceutical and biological products, could decrease the business opportunities available to us.
      In the United States, we must perform our clinical drug and biologic services in compliance with applicable laws, rules and regulations, including the FDA’s good clinical practice, or GCP, regulations, which govern, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials. Before a human clinical trial may begin, the manufacturer or sponsor of the clinical product candidate must file an IND with the FDA, which contains, among other things, the results of preclinical tests, manufacturer information, and other analytical data. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Each clinical trial must be conducted pursuant to, and in accordance with, an effective IND. In addition, under GCP, each human clinical trial we conduct is subject to the oversight of an institutional review board, or IRB, which is an independent committee that has the regulatory authority to review, approve and monitor a clinical trial for which the IRB has responsibility. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the study subjects are being exposed to an unacceptable health risk. In the European Union, we must perform our clinical drug services in compliance with essentially similar laws and regulations.
      In order to comply with GCP regulations, we must, among other things:

•	comply with specific requirements governing the selection of qualified investigators;

•	obtain specific written commitments from the investigators;

•	obtain IRB review and approval of the clinical trial;

•	verify that appropriate patient informed consent is obtained before the patient participates in a clinical trial;

•	ensure adverse drug reactions resulting from the administration of a drug or biologic during a clinical trial are medically evaluated and reported in a timely manner;

•	monitor the validity and accuracy of data;

•	verify drug or device accountability;

•	instruct investigators and studies staff to maintain records and reports; and

•	permit appropriate governmental authorities access to data for their review.
      We must also maintain reports in compliance with applicable regulatory requirements for each study for specified periods for auditing by the client and by the FDA or similar regulatory authorities in other parts of the world.
      A failure to comply with applicable regulations relating to the conduct of clinical trials or the preparation of marketing applications could lead to a variety of sanctions. For example, violations of the GCP regulations could result, depending on the nature of the violation and the type of product involved, in the issuance of a warning letter, suspension or termination of a clinical study, refusal of the FDA to approve clinical trial or marketing applications or withdrawal of such applications, injunction, seizure of investigational products, civil penalties, criminal prosecutions, or debarment from assisting in the submission of new drug applications.
      We monitor our clinical trials to test for compliance with applicable laws and regulations in the United States and the foreign jurisdictions in which we operate. We have adopted standard operating procedures that are designed to satisfy regulatory requirements and serve as a mechanism for controlling and enhancing the quality of our clinical trials. In the United States, our procedures were developed to ensure compliance with the FDA’s GCP regulations and associated guidelines. Within Europe, all work is carried out in accordance with the European Community Note for Guidance, “Good Clinical Practice for Trials on Medicinal Products in the European Community.” In order to facilitate international clinical trials, we have implemented common standard operating procedures across all of our regions to assure consistency whenever it is feasible and appropriate to do so.
      The Standards for Privacy of Individually Identifiable Health Information, or the Privacy Rule, issued under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, restrict the use and disclosure of certain protected health information, or PHI. Under the Privacy Rule, “covered entities” may not use or disclose PHI without the authorization of the individual who is the subject of the PHI, unless such use or disclosure is specifically permitted by the Privacy Rule or required by law.
      We are not a covered entity under the HIPAA Privacy Rule. However, in connection with our research activities, we do receive PHI from covered entities subject to HIPAA. In order for those covered entities to disclose PHI to us, the covered entity must obtain an authorization meeting Privacy Rule requirements from the research subject, or make such disclosure pursuant to an exception to the Privacy Rule’s authorization requirement. As part of our research activities, we require covered entities that perform research activities on our behalf to comply with HIPAA, including the Privacy Rule’s authorization requirement.
      In Europe, EC Directive 95/46, or the Directive, is intended to protect the personal data of individuals by, among other things, imposing restrictions on the manner in which personal data can be collected, transferred, processed, and disclosed and the purposes for which personal data can be used. National laws and regulations implementing the Directive or dealing with personal data include provisions which, in certain EU member states, are more stringent than the Directive’s mandates and/or cover areas that do not fall within the scope of the Directive. While we strive to comply with all privacy laws potentially applicable to our operations in Europe, we cannot guarantee that our business complies with all these laws, which vary in scope and complexity, in the multiple jurisdictions in which we operate.
      We maintain a registration with the Drug Enforcement Agency, or DEA, that enables us to use controlled substances in connection with our research services. Controlled substances are those drugs and drug products that appear on one of five schedules promulgated and administered by the DEA under the Controlled Substances Act, or CSA. The CSA governs, among other things, the distribution, recordkeeping, handling, security, and disposal of controlled substances. Our DEA license authorizes us to receive, conduct testing on, and distribute controlled substances in Schedules II through V. A failure to comply with the DEA’s regulations governing these activities could lead to a variety of sanctions, including the revocation or the denial of a renewal of our DEA registration, injunctions, or civil or criminal penalties.
Employees
      As of December 31, 2004, we had approximately 2,500 employees, of which 58% were in the United States, 30% were in Europe, 9% were in Canada, and 3% were in Australia, Africa, South America, and Asia. Approximately 25% of our workforce has at least a master’s degree. None of our employees is represented by a labor union. We believe that our employee relations are satisfactory. We have entered into employment agreements with each of our named executive officers. See “Management — Employment Agreements.”
Liability and Insurance
      We may be liable to our clients for any failure to conduct their studies properly according to the agreed-upon protocol and contract. If we fail to conduct a study properly in accordance with the agreed-upon procedures, we may have to repeat a study or a particular portion of the services at our expense, reimburse the client for the cost of the services and pay additional damages.
      At our Phase I clinic, we study the effects of drugs on healthy volunteers. In addition, in our clinical business we, on behalf of our clients, contract with physicians who render professional services, including the administration of the substance being tested, to participants in clinical trials, many of whom are seriously ill and are at great risk of further illness or death as a result of factors other than their participation in a trial. As a result, we could be held liable for bodily injury, death, pain and suffering, loss of consortium, or other personal injury claims and medical expenses arising from a clinical trial. In addition, we sometimes engage the services of vendors necessary for the conduct of a clinical trial, such as laboratories or medical diagnostic specialists. Because these vendors are engaged as subcontractors, we are responsible for their performance, and may be held liable for damages if the subcontractors fail to perform in the manner specified in their contract.
      To reduce our potential liability, informed consent is required from each volunteer and we obtain indemnity provisions in our contracts with clients. These indemnities generally do not, however, protect us against certain of our own actions such as those involving negligence or misconduct. Our business, financial condition and operating results could be harmed if we were required to pay damages or incur defense costs in connection with a claim that is not indemnified, that is outside the scope of an indemnity or where the indemnity, although applicable, is not honored in accordance with its terms.
      We maintain errors and omissions professional liability insurance in amounts we believe to be appropriate. This insurance provides coverage for vicarious liability due to negligence of the investigators who contract with us, as well as claims by our clients that a clinical trial was compromised due to an error or omission by us. If our insurance coverage is not adequate, or if insurance coverage does not continue to be available on terms acceptable to us, our business, financial condition, and operating results could be materially harmed.
Environmental Regulation and Liability
      We are subject to various laws and regulations relating to the protection of the environment and human health and safety in all of the countries in which we do business, including laws and regulations governing the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. Our operations include the use, generation, and disposal of hazardous materials and highly regulated medical wastes. We may, in the future, incur liability under environmental statutes and regulations for contamination of sites we own or operate (including contamination caused by prior owners or operators of such sites), the off-site disposal of hazardous substances, and for personal injuries or property damage arising from exposure to hazardous materials from our operations. We believe that we have been and are in substantial compliance with all applicable environmental laws and regulations and that we currently have no liabilities under such environmental requirements that could reasonably be expected to harm our business, results of operations, or financial condition.

ITEM 2.	DESCRIPTION OF PROPERTIES
      We lease a facility for our corporate headquarters in Northern Virginia, just outside of Washington, D.C. We also lease other offices in North America, Europe, Africa, South America, Australia, and Asia. In 2004, our total rental expense for our facilities and offices was approximately $12.7 million. We do not own any real estate. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.

ITEM 3.	LEGAL PROCEEDINGS
      We are involved in an arbitration proceeding instituted in August 2003 against Cell Therapeutics, Inc. (formerly Novuspharma S.p.A.) before the International Chamber of Commerce, International Court of Arbitration. This proceeding relates to the performance of clinical trial services under an agreement with Cell Therapeutics. We are seeking payment of approximately $0.7 million for unpaid services and expenses. Cell Therapeutics has counterclaimed, claiming vexatious litigation and seeking $3.8 million for refunds of prior payments, $4.6 million for lost investments, approximately $20.3 million for expenses incurred, and unspecified damages for loss of commercial reputation and profits. We believe these counterclaims are without merit and are vigorously contesting them. In July 2004, the International Court of Arbitration conducted a hearing on this matter in Geneva, Switzerland, and a ruling is expected in 2005.
      We are also currently involved, as we are from time to time, in legal proceedings that arise in the ordinary course of our business. We believe that we have adequately reserved for these liabilities and that there is no other litigation pending that could materially harm our results of operations and financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      On November 15, 2004, prior to our initial public offering, the holders of 10,569,884 shares of our common stock, representing a majority of our issued and outstanding shares of voting stock as of that date, acted by written consent in lieu of a special meeting to: (i) authorize a four-for-one stock split, or subdivision, of the outstanding shares of our common stock, pursuant to which each share of our outstanding common stock was converted into four shares of common stock; (ii) authorize the filing with the Delaware secretary of state of our amended and restated certificate of incorporation to give effect to the stock split; and (iii) approve and authorize our 2004 Incentive Award Plan described in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 14, 2004 (File No. 333-116424) as amended to date.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      Our common stock is currently traded on The Nasdaq National Market under the symbol “PRAI.” Prior to November 18, 2004 no established public trading market for the common stock existed.
      As of March 15, 2005, there were approximately 106 holders of record of shares of our common stock.
      The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock on The Nasdaq National Market.

Calendar Year 2004	High	Low

First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	$24.95	$19.00
      As of March 15, 2005, the closing price of our common stock was $25.09.
Dividend Policy
      We intend to retain all future earnings, if any, for use in the operation of our business and to fund future growth. We do not anticipate paying any dividends for the foreseeable future. The decision whether to pay dividends will be made by our board of directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions, and covenants under any applicable contractual arrangements. In addition, our revolving credit facility restricts our ability to pay dividends under certain circumstances.
      In January 2004, our board of directors declared a $0.94 per share dividend payable to all stockholders and a $0.94 per option bonus to all current employee option holders, or a total of approximately $19.6 million. The dividend and option bonuses were paid during 2004.

Securities Authorized for Issuance Under Equity Compensation Plans
      All of our stock option plans under which shares of our common stock are reserved for issuance have previously been approved by our stockholders. As of December 31, 2004, 3,398,981 shares of our common stock are issuable upon exercise of outstanding options at a weighted average exercise price of $8.46 per share, and options exercisable into 2,023,738 shares of our common stock remain available for future issuance (excluding shares issuable upon exercise of outstanding options).
Recent Sales of Unregistered Securities
      Information regarding issuances of unregistered securities within the past three years is contained in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 14, 2004 (No. 333-116424) under in Item 15 of Part II thereof, as amended to date, which is incorporated by reference herein.
Use of Proceeds from Initial Public Offering
      On November 17, 2004, we commenced the initial public offering of our common stock, $.01 par value per share. The registration statement relating to this offering (File No. 333-116424) was declared effective on November 17, 2004. Credit Suisse First Boston Corporation LLC and Bear, Stearns & Co. Inc. were the representatives and joint bookrunning managers for the various underwriters. We consummated the offering on November 23, 2004.
      The number of shares registered, the aggregate price of the offering amount registered, the number of shares sold and the aggregate offering price of the amount sold by us and by the selling stockholders in the offering, were as follows:

		Aggregate Price
	Number of	of Offering		Aggregate
	Shares	Amount	Number of	Offering Price
	Registered	Registered	Shares Sold	of Shares Sold

Common stock sold by us	3,872,834	$73,583,846	3,872,834	$73,583,846
Common stock sold by selling stockholders	3,027,166	$57,516,154	3,027,166	$57,516,154

	6,900,000	$131,100,000	6,900,000	$131,100,000

      As of December 31, 2004, we incurred the following expenses with respect to the offering. None of the following expenses were direct or indirect payments to our directors or officers, or their affiliates or to persons owning 10% or more of any class of our equity securities or to our affiliates:

Underwriting Discounts		Underwriters’		Total Company
and Commissions	Finders’ Fees	Expenses	Other Expenses	Expenses

$5,150,869.22	$—	$—	$1,413,056	$6,563,925
      The net proceeds to us from the offering after deducting the foregoing discounts, commissions, fees and expenses were $67.0 million, $28.7 million of which have been used by us since the offering to extinguish all outstanding principal and accrued interest under our credit facilities.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
      The following table represents selected historical consolidated financial data. The statement of operations data for the years ended December 31, 2002, 2003 and 2004 and balance sheet data at December 31, 2003 and 2004 are derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2000 and 2001, and the balance sheet data at December 31, 2000, 2001 and 2002 are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to the financial statements.

	Predecessor		Successor

			Period from
	Year Ended	Period from	June 28, 2001	Year Ended December 31,
	December 31,	January 1, 2001	to December 31
	2000	to June 27 2001	2001	2002	2003	2004

Revenue
Service revenue	$99,136	$55,477	$59,600	$176,365	$247,888	$277,479
Reimbursement revenue	14,672	7,491	8,316	24,648	42,109	30,165

Total revenue	$113,808	$62,968	$67,916	$201,013	$289,997	$307,644
Operating expenses
Direct costs	53,711	29,078	31,008	94,761	126,501	134,067
Reimbursable out-of-pocket costs	14,672	7,491	8,316	24,648	42,109	30,165
Selling, general, and administrative	33,707	19,548	19,903	57,897	80,585	90,139
Depreciation and amortization	4,359	2,244	5,016	6,956	8,967	9,691
Merger costs(1)	—	1,000	—	—	—	—
Management fee	—	—	396	800	800	704
Option repurchase(2)	—	—	—	—	—	3,713
Vested option bonus(2)	—	—	—	—	—	2,738

Income from operations	7,359	3,607	3,277	15,951	31,035	36,427
Interest expense, net	(909)	(158)	(2,279)	(4,100)	(6,856)	(3,643)
Other income (expenses), net	353	53	13	(721)	(4,023)	(38)

Income before income taxes	6,803	3,502	1,011	11,130	20,156	32,746
Provision for income taxes	3,298	1,751	1,139	5,493	6,909	11,997

Net income (loss)	$3,505	$1,751	$(128)	$5,637	$13,247	$20,749

Net income (loss) per share
Basic	$0.50	$0.25	$(0.01)	$0.37	$0.83	$1.13
Diluted	$0.37	$0.21	$(0.01)	$0.32	$0.71	$1.02
Shares used to compute net income (loss) per share(3)(4):
Basic	3,300,859	3,301,574	13,965,364	15,204,232	15,965,408	18,442,313
Diluted	4,445,284	3,968,335	13,965,364	17,557,632	18,666,012	20,329,852
Other Financial Data:
Net cash provided by operating activities	$10,264	$5,394	$21,332	$28,442	$2,058	$71,636
Net cash used in investing activities	(3,895)	(3,238)	(2,721)	(24,625)	(9,599)	(32,350)
Net cash provided by (used in) financing activities	(2,987)	128	(995)	(14,581)	26,028	(6,430)

	Predecessor		Successor

			Period from
	Year Ended	Period from	June 28, 2001	Year Ended December 31,
	December 31,	January 1, 2001	to December 31
	2000	to June 27 2001	2001	2002	2003	2004

Non-GAAP Data:
Adjusted EBITDA(5)	$12,071	$5,904	$8,306	$22,186	$35,979	$52,531
Adjusted EBITDA as a % of service revenue	12.2%	10.6%	13.9%	12.6%	14.5%	18.9%
EBITDA(5)	$12,071	$5,904	$8,306	$22,186	$35,979	$46,080
EBITDA as a % of service revenue	12.2%	10.6%	13.9%	12.6%	14.5%	16.6%

	Predecessor	Successor

	As of December 31,	As of December 31,

	2000	2001	2002	2003	2004

	(Dollars in
	thousands)	(Dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,885	$23,712	$13,798	$32,328	$65,888
Marketable securities	—	—	—	—	24,500
Working capital	(4,204)	(5,279)	(43,429)	(8,449)	11,478
Total assets	77,111	180,261	254,547	298,558	337,344
Long–term debt and capital leases, less current maturities	4,533	44,437	32,509	57,810	75
Stockholders’ equity	16,409	43,253	59,088	74,565	150,379

(1)	Comprises payments to management in connection with our June 2001 recapitalization.

(2)	Includes a $3.7 million charge for the repurchase of options, predominantly from former employees, and a $2.7 million charge for a per-vested-option bonus paid to all employee option holders, both of which were executed in connection with the culmination of the January 2004 tender process.

(3)	Net income (loss) per share and shares used to compute net income (loss) per share amounts for 2000, and 2001 are presented on an unaudited basis. Net income (loss) per share includes $1.8 million for 2000, and $0.9 million for the period from January 1, 2001 to June 27, 2001 for dividends and accretion on preferred stock, which reduces net income available to common stockholders.

(4)	Net income (loss) per share and shares used to compute net income (loss) per share for all periods following the predecessor period gives effect to a four-for-one stock split of our common stock effected prior to completion of the offering.

(5)	Adjusted EBITDA and EBITDA are not substitutes for operating income, net income, or cash flow from operating activities as determined in accordance with GAAP as measures of performance or liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.” For each of the periods indicated, the following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by (used in) operating activities and to net income (loss).

	Predecessor		Successor

		Period from	Period from
	Year Ended	January 1, 2001	June 28, 2001	Year Ended December 31,
	December 31,	to June 27,	to December 31,
	2000	2001	2001	2002	2003	2004

	(Dollars in thousands)		(Dollars in thousands)
Adjusted EBITDA	$12,071	$5,904	$8,306	$22,186	$35,979	$52,531
Option repurchase	—	—	—	—	—	(3,713)
Vested option bonus	—	—	—	—	—	(2,738)

EBITDA	12,071	5,904	8,306	22,186	35,979	46,080
Depreciation and amortization	(4,359)	(2,244)	(5,016)	(6,956)	(8,967)	(9,691)
Interest expense, net	(909)	(158)	(2,279)	(4,100)	(6,856)	(3,643)
Provision for income taxes	(3,298)	(1,751)	(1,139)	(5,493)	(6,909)	(11,997)

Net income (loss)	3,505	1,751	(128)	5,637	13,247	20,749
Depreciation and amortization	4,359	2,244	5,016	6,956	8,967	9,691
Provision for doubtful receivables	—	250	76	1,888	4,851	1,914
Amortization of debt discount	54	—	126	379	1,642	—
Stock-based compensation	33	—	—	—	—	—
Provision for deferred income taxes	(1,551)	612	(2,672)	(1,228)	(3,997)	2,606
Debt issuance costs write-off	—	—	—	—	750	1,241
Changes in assets and liabilities:
Accounts receivable and unbilled services	(12,944)	5,794	(8,711)	(29,251)	(18,538)	15,373
Prepaid expenses and other assets	(1,579)	(5,187)	2,934	1,444	408	1,226
Accounts payable and accrued expenses	(1,438)	4,330	452	3,481	(4,873)	7,793
Income taxes	788	(1,605)	434	989	(481)	12,150
Advance billings	19,037	(2,795)	23,805	38,147	82	(1,107)

Net cash provided by operating activities	$10,264	$5,394	$21,332	$28,442	$2,058	$71,636

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information included elsewhere in this report. This discussion contains forward-looking statements about our business and operations. Our actual results could differ materially from those anticipated in such forward-looking statements.
Overview
      We provide clinical drug development services on a contract basis to biotechnology and pharmaceutical companies worldwide. We conduct clinical trials globally and are one of a limited number of CROs with the capability to serve the growing need of pharmaceutical and biotechnology companies to conduct complex clinical trials in multiple geographies concurrently. We offer our clients high-quality services designed to provide data to clients as rapidly as possible and reduce product development time. We believe our services enable our clients to introduce their products into the marketplace faster and, as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, our comprehensive services and broad experience provide our clients with a variable cost alternative to fixed cost internal development capabilities.
      Contracts determine our relationships with clients in the pharmaceutical and biotechnology industries and establish the way we are to earn revenue. Two types of relationships are most common: a fixed-price contract or a time and materials contract. The duration of our contracts ranges from a few months to several years. A fixed-price contract typically requires a portion of the contract fee to be paid at the time the contract is entered into and the balance is received in installments over the contract’s duration, in most cases when certain performance targets or milestones are reached. Service revenues from fixed-price contracts are generally recognized on a proportional performance basis, measured principally by the total costs incurred as a percentage of estimated total costs for each contract. We also perform work under time and materials contracts, recognizing service revenue as hours are incurred, which is then multiplied by the contractual billing rate. Our costs consist of expenses necessary to carry out the clinical development project undertaken by us on behalf of the client. These costs primarily include the expense of obtaining appropriately qualified labor to administer the project, which we refer to as direct cost headcount. Other costs we incur are attributable to the expense of operating our business generally, such as leases and maintenance of information technology and equipment.
      We review various financial and operational metrics, including service revenue, margins, earnings, new business awards, and backlog to evaluate our financial performance. Our service revenue was $176.4 million in 2002, $247.9 million in 2003 and $277.5 million in 2004. Once contracted work begins, service revenue is recognized over the life of the contract as services are performed. We commence service revenue recognition when a contract is signed or when we receive a signed letter of intent.
      Our new business awards during the years ended December 31, 2002, 2003 and 2004 were $287.7 million, $317.4 million and $427.4 million, respectively. New business awards arise when a client selects us to execute its trial and so indicates by written or electronic correspondence. The number of new business awards can vary significantly from quarter to quarter, and awards can have terms ranging from several months to several years. The value of a new award is the anticipated service revenue over the life of the contract, which does not include reimbursement activity or investigator fees.
      Our backlog consists of anticipated service revenue from new business awards that either have not started but are anticipated to begin in the near future or are contracts in process that have not been completed. Backlog varies from period to period depending upon new business awards and contract increases, cancellations, and the amount of service revenue recognized under existing contracts. Our backlog at December 31, 2002, 2003 and 2004 was $327.0 million, $360.6 million and $448.8 million, respectively.
      From 2002 to 2004, our service revenue grew 57.3%, and our backlog grew 37.2%. This growth resulted primarily from an increase in our global projects. Global projects are typically larger in scope and increased from 14 projects in 2001 to 47 in 2004.
      Income from operations was $16.0 million in 2002, $31.0 million in 2003 and $36.4 million in 2004. This growth reflects improved productivity and the impact of acquisitions. We attribute the improvement in productivity to rapid integration of our acquisitions and management initiatives focused on management support information and reduction of employee turnover. Service revenue growth from 2002 to 2004 of approximately 57.3% outpaced direct costs headcount growth of 8.3% for the same period.
      During the three-year period ended December 31, 2004, we expanded our operations in part through four strategic acquisitions, which were funded from cash generated from operating activities and the issuance of equity securities.
      On April 19, 2002, we acquired all of the outstanding equity of Staticon International España, S.A., based in Madrid, Spain. Staticon augmented our capabilities in clinical trials management, data management, and medical writing services and added operations in Spain and Portugal. We paid approximately $3.3 million in cash and equity securities.

      On June 19, 2002, we acquired all of the outstanding equity of CroMedica International Inc., based in Victoria, Canada. CroMedica augmented our capabilities in CNS clinical development and added operations in North America, South America, Africa, and Australia. We paid approximately $25.3 million in cash and equity securities.
      On October 8, 2003, we acquired all of the assets of Valid-Trio GmbH. These assets mainly comprised Valid-Trio’s business operated through its branch in Moscow, Russia. Valid-Trio expanded our capabilities to conduct clinical trials in Russia, Ukraine, Romania, and bordering countries. We paid $0.2 million in cash.
      On December 1, 2003, we acquired all of the outstanding equity of ClinCare Consulting BVBA, based in Brussels, Belgium. ClinCare strengthened our capabilities in cardiovascular, CNS, oncology, and rheumatology clinical development and expanded our operations in Belgium. We paid approximately $2.8 million in cash and equity securities, net of cash acquired.
      Based on detailed pre-closing integration plans, each of these acquisitions was fully integrated and right-sized within 100 days of the closing. These plans facilitated the immediate and seamless integration of each acquisition into our operating systems and procedures from the effective date of the acquisition.
      During the years ended December 31, 2002, 2003, and 2004, we paid a management fee to Genstar Capital, L.P., an affiliate of our principal stockholder, totaling $0.8 million, $0.8 million, and $0.7 million, respectively. Subsequent to our initial public offering, we ceased paying this management fee. However, as a public company, we are subject to financial reporting compliance costs that we have not previously had to pay, which will likely more than offset the savings from the discontinuation of the management fee.

Service Revenue
      We recognize service revenue from fixed-price contracts on a proportional performance basis as services are provided. To measure performance on a given date, we compare each contract’s direct cost incurred to such contract’s total estimated direct cost through completion. We believe this is the best indicator of the performance of the contractual obligations because the costs relate to the amount of labor incurred to perform the service revenues. For time and materials contracts, revenue is recognized as hours are incurred, multiplied by contractual billing rates. Our contracts often undergo modifications, which can change the amount of and the period of time in which to perform services. Our contracts provide for such modifications.
      Most of our contracts can be terminated by our clients after a specified period, typically 30 to 60 days, following notice by the client. In the case of early termination, these contracts typically require payment to us of expenses to wind down a study, payment to us of fees earned to date, and in some cases, a termination fee or some portion of the fees or profit that we could have earned under the contract if it had not been terminated early. Based on ethical, regulatory, and health considerations, this wind-down activity may continue for several quarters or years.

Reimbursement Revenue and Reimbursable Out-of-Pocket Costs
      We incur out-of-pocket costs, which are reimbursable by our customers. We include these out-of-pocket costs as reimbursement revenue and reimbursable out-of-pocket expenses in our consolidated statement of operations. In addition, we routinely enter into separate agreements on behalf of our clients with independent physician investigators, to whom we pay fees, in connection with clinical trials. These investigator fees are not reflected in our service revenue, reimbursement revenue, reimbursable out-of-pocket costs, and/or direct costs, since such fees are reimbursed by our clients, on a “pass-through” basis, without risk or reward to us, and we are not otherwise obligated to either perform the service or to pay the investigator in the event of default by the client. Reimbursement costs and investigator fees are not included in our backlog.

Direct Costs
      Direct costs consist of amounts necessary to carry out the revenue and earnings process, and include direct labor and related benefit charges and other costs primarily related to the execution of our contracts.

Direct costs as a percentage of service revenue fluctuate from one period to another as a result of changes in labor utilization in the multitude of studies conducted during any period of time.

Selling, General, and Administrative Expenses
      Selling, general, and administrative expenses consist of administration payroll and benefits, marketing expenditures, and overhead costs such as information technology and facilities costs. These expenses also include central overhead costs that are not directly attributable to our operating business and include certain costs related to insurance, professional fees, and property.

Depreciation and Amortization
      Depreciation represents the depreciation charged on our fixed assets. The charge is recorded on a straight-line method, based on estimated useful lives of three to seven years for computer hardware and software and seven years for furniture and equipment. Leasehold improvements are depreciated over the shorter of ten years or the lease term. Amortization expenses consist of amortization costs recorded on identified finite-lived intangible assets on a straight-line method over their estimated useful lives. Goodwill and indefinite-lived intangible assets were being amortized prior to January 1, 2002. We adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002 and no longer amortize goodwill and indefinite-lived intangible assets.

Income Taxes
      Because we conduct operations on a global basis, our effective tax rate has and will continue to depend upon the geographic distribution of our pre-tax earnings among several statutory foreign jurisdictions with varying tax rates. Our effective tax rate can also vary based on changes in the tax rates of different jurisdictions. Our effective tax rate is also impacted by either the generation or utilization of net operating loss carryforwards.
      Our foreign subsidiaries are taxed separately in their respective jurisdictions. As of December 31, 2004, we had cumulative foreign net operating loss carryforwards of approximately $20.2 million. The carryforward periods for these losses vary from four years to an indefinite number of years depending on the jurisdiction. Our ability to offset future taxable income with the foreign net operating loss carryforwards may be limited in certain instances, including changes in ownership. No benefit for these foreign net operating losses has been recognized for financial statement purposes.

Exchange Rate Fluctuations
      The majority of our foreign operations transact in the euro, pound sterling, or Canadian dollar. As a result, our revenue is subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following average exchange rates:

	Year

	2002	2003	2004

U.S. Dollars per:
Euro	0.9463	1.1378	1.2466
Pound Sterling	1.5056	1.6431	1.8362
Canadian Dollar	0.6393	0.7181	0.7716
Results of Operations
      Many of our current contracts include clinical trials covering multiple geographic locations. We utilize the same management systems and reporting tools to monitor and manage these activities on the same basis worldwide. For this reason, we consider our operations to be a single business unit, and we present our results of operations as a single reportable segment.

      The following table summarizes certain statement of operations data as a percentage of service revenue for the periods shown. We monitor and measure costs as a percentage of service revenue rather than total revenue as this is a more meaningful comparison and better reflects the operations of our business.

	Predecessor	Successor

	Period from	Period from	Year Ended December 31,
	January 1, 2001 to	June 28, 2001 to
	June 27, 2001	December 31, 2001	2001(a)	2002	2003	2004

Service revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Direct costs	52.5	52.0	52.2	53.7	51.0	48.3
Selling, general, and administrative	35.2	33.4	34.3	32.8	32.5	32.5
Depreciation and amortization	4.0	8.4	6.3	4.0	3.6	3.5
Merger costs	1.8	—	0.9	—	—	—
Management fee	—	0.7	0.3	0.5	0.3	0.3
Option repurchase	—	—	—	—	—	1.3
Vested option bonus	—	—	—	—	—	0.9
Income from operations	6.5	5.5	6.0	9.0	12.5	13.1
Interest expense	(0.6)	(4.0)	(2.4)	(2.4)	(2.9)	(1.4)
Interest income	0.3	0.2	0.2	0.1	0.1	0.1
Other income (expenses), net	0.1	—	0.1	(0.4)	(1.6)	—
Income before income taxes	6.3	1.7	3.9	6.3	8.1	11.8
Provision for income taxes	3.1	1.9	2.5	3.1	2.8	4.3
Net income (loss)	3.2%	(0.2)%	1.4%	3.2%	5.3%	7.5%

(a)	The figures for 2001 represent the aggregate of the predecessor period from January 1, 2001 to June 27, 2001 and the successor period from June 28, 2001 to December 31, 2001. Such a combined presentation is not consistent with GAAP but is provided to facilitate the reader’s ability to compare 2001 periods with subsequent years.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Service revenue increased by $29.6 million, or 11.9%, from $247.9 million in 2003 to $277.5 million in 2004 due to the expansion of our services to both existing and new clients and a favorable impact from foreign currency fluctuations of approximately $8.7 million. On a geographic basis, service revenue for 2004 was distributed as follows: North America $200.4 million (72.2%), Europe $70.7 million (25.5%), and rest of world $6.4 million (2.3%). For 2003 service revenue was distributed as follows: North America $192.0 million (77.5%), Europe $52.1 million (21.0%), and rest of world $3.8 million (1.5%). Our European service revenue for 2004 increased due to our execution of more global trials, the opening of new locations, and recent acquisitions.
      Direct costs increased by $7.6 million, or 6.0%, from $126.5 million in 2003 to $134.1 million in 2004 due to increased personnel needed to support increased project related activity, from an average of 1,796 in 2003 to an average of 1,892 in 2004. Direct costs as a percentage of service revenue decreased from 51.0% in 2003 to 48.3% in 2004, due to the achievement of improved operating efficiencies, as evidenced by a 9.2% increase in direct labor costs compared to an 11.9% increase in service revenue. This was achieved as previously trained employees attained higher efficiency and productivity levels and as the percentage of our new employees to total employees declined.
      Selling, general, and administrative expenses increased by $9.5 million, or 11.8%, from $80.6 million in 2003 to $90.1 million in 2004. Selling, general, and administrative expenses as a percentage of service revenue was 32.5% in 2003 and 2004. In July 2004, we signed a lease for our new corporate office and moved from McLean, Virginia, to our new location in Reston, Virginia, in November 2004. Included in SG&A is

$1.3 million of estimated lease termination charges related to this relocation. During the second quarter of 2003 we closed our Cambridge, England office to eliminate excess internal capacity. We recorded an expense of $2.6 million related to this action, which is recorded in selling, general and administrative expenses and consists primarily of lease termination costs.
      Depreciation and amortization expense increased by approximately $0.7 million, or 7.8%, from $9.0 million in 2003 to $9.7 million in 2004. Depreciation and amortization expense as a percentage of service revenue was 3.6% in 2003 and 3.5% in 2004.
      Income from operations increased by $5.4 million, or 17.4%, from $31.0 million in 2003 to $36.4 million in 2004. Income from operations as a percentage of service revenue increased from 12.5% in 2003 to 13.1% in 2004. In January 2004, we closed our $25.0 million tender offer and special dividend/employee option bonus program. In connection with this program, we repurchased $3.7 million of options and paid $2.7 million to employee holders of vested options. Both of these items were expensed in 2004. The increase in income from operations resulted from improved operating leverage from increased utilization across the company, partially offset by the $6.5 million aggregate charge incurred in connection with the option repurchase and bonus program.
      Interest expense, net decreased by $3.3 million, or 47.8%, from $6.9 million in 2003 to $3.6 million in 2004. The decrease was primarily due to both the lower effective borrowing rate achieved through the repayment of our subordinated debt with the proceeds from the amended credit facilities in December 2003 and the lower average outstanding debt balance during 2004 than in the prior year. All outstanding long-term debt was prepaid in November, 2004, resulting in an expense of $1.2 million representing the remaining capitalized deferred financing costs.
      Other expenses, net decreased by $4.0 million from an expense of $4.0 million in 2003 to $0.0 million in 2004. The decrease is attributable to a weakening of the U.S. dollar against other currencies during 2004 as compared to 2003 and represents the transaction and revaluation impact of foreign exchange.
      Our effective tax rate for 2004 was 36.6% as compared to 34.3% for the prior year. The increase in our effective rate was primarily due to the geographic distribution of pre-tax earnings and the utilization in the prior period of net operating loss carryforwards in the United Kingdom, Canada, and Switzerland.
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      Service revenue increased by $71.5 million, or 40.6%, from $176.4 million in 2002 to $247.9 million in 2003. The growth in service revenue was due to an increase in the level of business generated from both existing and new customers. This increase in revenue was also due to the realization of the full year of operations resulting from the CroMedica and Staticon acquisitions in the second quarter of 2002. Additionally, there was a favorable impact from foreign currency fluctuations of approximately $9.4 million. On a geographic basis, service revenue for 2003 was distributed as follows: North America $192.0 million (77.5%), Europe $52.1 million (21.0%), and rest of world $3.8 million (1.5%). For 2002, service revenue was distributed as follows: North America $145.4 million (82.5%), Europe $29.3 million (16.6%), and rest of world $1.7 million (0.9%).
      Direct costs increased by $31.7 million, or 33.5%, from $94.8 million in 2002 to $126.5 million in 2003. This was primarily due to increased personnel needed to support increased project activity and increased costs from recent acquisitions. Direct cost headcount increased from an average of 1,421 in 2002 to an average of 1,796 in 2003. Direct costs as a percentage of service revenue decreased from 53.7% in 2002 to 51.0% in 2003. This decrease was attributable primarily to improved operating efficiency as demonstrated by direct labor costs increasing 28.5% while service revenue increased 40.6%. This resulted from previously trained employees achieving higher efficiency and productivity levels and a decline in new employees as a percentage of our total workforce in this period.
      Selling, general, and administrative expenses increased by $22.7 million, or 39.2%, from $57.9 million in 2002 to $80.6 million in 2003. The increase in expenses was primarily due to additional personnel costs, costs associated with the acquisitions, and to a $3.0 million increase in bad debt expense. The increase in bad debt was primarily due to two customers who ceased operations in fiscal 2003 as well as uncertainty in the status of a contract with another customer. We establish reserves for identified accounts receivable when facts and circumstances cause us to question the collection of the receivable. Also included in this increase is a $2.6 million charge related to the closure of our Cambridge, England location. Personnel expenses excluded from our direct cost headcount are included in selling, general, and administrative cost, and are referred to as selling, general, and administrative headcount. This headcount increased from an average of 246 in 2002 to an average of 343 in 2003. Selling, general, and administrative expenses as a percentage of service revenue decreased from 32.8% in 2002 to 32.5% in 2003.
      Depreciation and amortization expense increased by $2.0 million, or 28.9%, from $7.0 million in 2002 to $9.0 million in 2003. This increase is due to continued investment in facilities and information technology to support our growth and due to the full-year impact of acquisitions that closed in 2002.
      Income from operations increased by $15.0 million, or 94.6%, from $16.0 million in 2002 to $31.0 million in 2003. This was due to increased levels of business activity, together with the acquisitions of Staticon and CroMedica. As a percentage of service revenue, income from operations increased from 9.0% for 2002 to 12.5% for 2003. This was primarily due to improved staff and facility utilization and the reduction in operating expenses of our recently acquired companies.
      Interest expense, net increased by $2.8 million, or 67.2%, from $4.1 million for 2002 to $6.9 million for 2003. Approximately $1.3 million reflected a charge for the remaining unamortized debt discount, and approximately $0.8 million reflected a charge for the remaining unamortized debt issuance costs, which were triggered by the repayment of our subordinated debt.
      Other income (expenses), net increased $3.3 million, or 458.0%, from $0.7 million in 2002 to $4.0 million in 2003. The increase was primarily due to the transaction losses recorded during 2003 of $4.1 million as a result of a weakening of the U.S. dollar against other currencies during 2003.
      Our effective tax rate for 2003 was 34.3% as compared to 49.4% for the prior year. The decrease in the effective tax rate was primarily due to the utilization in 2003 of previously unrecognized net operating loss carryforwards in the United Kingdom and Canada. Also contributing to the lower effective tax rate for 2003 was the income tax rate differential on the earnings of the United Kingdom and Australia.
Year Ended December 31, 2002 Compared to Year Ended December 31, 2001
      The figures for 2001 described below represent the aggregate of the predecessor period from January 1, 2001 to June 27, 2001 and the successor period from June 28, 2001 to December 31, 2001. Such a combined presentation is not consistent with GAAP but is provided to facilitate the reader’s ability to compare the 2001 and the 2002 periods.
      Service revenue increased by $61.3 million, or 53.3%, from $115.1 million in 2001 to $176.4 million in 2002. This increase was due to additional revenue generated from new and existing clients and revenue from the CroMedica and Staticon acquisitions in the second quarter of 2002 that was not included in the previous period. On a geographic basis, service revenue for 2002 was distributed as follows: North America $145.4 million (82.5%), Europe $29.3 million (16.6%), and rest of world $1.7 million (0.9%). For 2001, service revenue was distributed as follows: North America $96.2 million (83.6%) and Europe $18.9 million (16.4%).
      Direct costs increased by $34.7 million, or 57.7%, from $60.1 million in 2001 to $94.8 million in 2002. Direct cost headcount increased from an average of 1,012 in 2001 to an average of 1,421 in 2002. As a percentage of service revenue, direct costs increased from 52.2% in 2001 to 53.7% in 2002. This was primarily due to an increase in personnel resulting from the CroMedica and Staticon acquisitions.
      Selling, general, and administrative expenses increased by $18.4 million, or 46.8%, from $39.5 million to $57.9 million. Labor, facility, and equipment leasing costs increased as we continued the expansion of our operations. Selling, general, and administrative cost headcount increased from an average of 172 in 2001 to an average of 246 in 2002. As a percentage of service revenue, selling, general, and administrative expenses decreased from 34.3% in 2001 to 32.8% in 2002.
      Depreciation and amortization expense decreased by $0.3 million, or 4.2%, from $7.3 million in 2001 to $7.0 million in 2002. Amortization decreased by $2.1 million due to the adoption of SFAS No. 142, which provides that companies can no longer amortize goodwill and indefinite-lived intangibles. This decrease was partially offset by increased depreciation as a result of our 2002 acquisitions.
      Income from operations increased by $9.1 million, or 131.7%, from $6.9 million in 2001 to $16.0 million in 2002, due to the reasons discussed above. As a percentage of service revenue, income from operations increased from 6.0% for 2001 to 9.0% for 2002.
      Interest expense, net increased by $1.7 million, or 68.2%, from $2.4 million in 2001 to $4.1 million for 2002, due primarily to the incurrence of $46.0 million of indebtedness in connection with our leveraged recapitalization in June 2001.
      Our effective tax rate for 2002 was 49.4% as compared to 64.0% for the prior year. The decrease was caused by non-deductible amortization in the prior period of certain goodwill and intangible assets created by the acquisition of PRA International Operations, Inc. by PRA International. This decrease was partially offset by changes in the geographic distribution of our pre-tax earnings (losses). In 2002 we utilized net operating loss carryforwards in the United Kingdom and Poland, which reduced our effective tax rate. Also in 2002, we had tax losses in France, Spain, Canada, Brazil, South Africa, and Switzerland for which no benefit was recognized, which increased our effective tax rate.
Variation in Quarterly Operating Results
      Although our business is not generally seasonal, we typically experience a slight decrease in revenue during the fourth quarter due to holiday vacations and a similar decrease in new business awards in the first quarter due to our customers’ budgetary cycles and vacations during the year-end holiday period.
Liquidity and Capital Resources
      As of December 31, 2004, we had approximately $90.4 million of cash, cash equivalents and short term investments in municipal auction rate marketable securities. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible acquisitions, geographic expansion, working capital, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities.
      In 2004, we generated operating cash flow of $71.6 million as compared to $2.1 million during the prior year. The primary driver of the difference was the increase in unbilled services during 2003 of $16.2 million compared to a decrease in unbilled services in 2004 of $18.5 million. Cash collections from accounts receivable were $402.2 million in 2004, as compared to $358.9 million in 2003. The improvement in cash collections is due to improved billing and collection procedures. In addition, adjustments to reconcile net income of $20.7 million to cash generated from operating activities include addbacks of $9.7 million for depreciation and amortization and changes of $16.9 million in assets and liabilities.
      On November 18, 2004, our common stock began trading on The Nasdaq National Market under the symbol “PRAI.” The initial public offering, including the underwriters over-allotment, consisted of 3.9 million shares of common stock sold by us and an additional 3.0 million shares sold by the selling shareholders at an initial offering price of $19.00 per share. We received from the offering net proceeds of approximately $67.0 million, after offering expenses, of which we used $28.7 million to extinguish all outstanding principal and accrued interest under our credit facilities. The remaining net proceeds of approximately $38.3 million will be used for the execution of our strategy of expanding our therapeutic expertise, service offerings and geographic reach, including possible future acquisitions. We received no proceeds from the sale of common stock by the selling stockholders.

      In January 2004, we closed our $25.0 million tender offer and special dividend/employee option bonus transaction. We repurchased $0.1 million of shares and $3.7 million of our outstanding vested stock options, paid a $16.9 million special dividend to our stockholders, and paid a $2.7 million special bonus to employee holders of vested stock options. The remainder of the $25.0 million was used to pay fees associated with the transaction. The funds for this transaction were provided by the December 23, 2003 refinancing of our credit facilities.
      In 2003, we generated operating cash flow of $2.1 million as compared to $28.4 million in 2002, despite an increase in net income of $7.6 million, or 135%. The change resulted from higher net income that was more than offset by changes in working capital. The decrease in cash flow from operations was primarily due to an $18.5 million increase in accounts receivable and unbilled services due to increased service revenue and project activities, partially offset by a $4.9 million decrease in accounts payable due to our improved focus on vendor relations and related payment terms.
      In 2002, we generated operating cash flow of $28.4 million as compared to $26.7 million in 2001. The $4.0 million increase in net income in 2002 over 2001 was mitigated by increases in accounts receivable and unbilled services and advanced billings.
      Net cash used in investing activities was $32.4 million and $9.6 million for 2004 and 2003, respectively. In December, 2004, we purchased approximately $24.5 million of short term marketable securities. The remaining net cash amounts were primarily related to ongoing information technology projects. We expect our capital expenditures to be approximately $11 million to $13 million in 2005, with the majority of the spending related to continued information technology enhancement and expansion. In 2003 the net cash used for acquisitions of $2.0 million and capital expenditures of $8.1 million were partially offset by cash provided by asset disposals of $0.5 million.
      Net cash used in investing activities in 2002 was $24.6 million compared to $6.0 million in 2001. The increased use of cash in 2002 was due primarily to the acquisition of CroMedica. Capital expenditures in 2002 were $7.8 million compared to $6.0 million in 2001.
      Net cash used in financing activities in 2004 was $6.4 million compared to $26.0 million of cash provided from financing activities in 2003. In 2004, cash of $67.0 million was provided by our initial public offering. Additionally, cash was provided by debt issuance of $5.0 million, stock option and warrant exercises of $3.4 million and stockholder receivable payments of $2.2 million. In 2004, cash of $65.3 million was used to repay debt. Additionally, $16.9 million was paid in dividends.
      Net cash generated from financing activities in 2003 was $26.0 million. The net cash generated was primarily due to the amendment and restatement of our credit facilities on December 23, 2003, which provided a $20.0 million term loan A and a $40.0 million term loan B. The proceeds from this amendment process were used to repay $20.0 million of subordinated debt and $0.6 million of related prepayment premiums. In addition, $25.0 million was reserved for the tender process, which closed in January 2004. We also obtained a $25.0 million revolving line of credit.
      Net cash used in financing activities in 2002 was $14.6 million compared to $0.9 million in 2001. The activities in 2002 consisted primarily of the repayment of debt of approximately $25.3 million and proceeds from debt issuances of approximately $10.8 million. The activities in 2001 consisted primarily of the receipt of financing proceeds in connection with the leveraged recapitalization of $95.5 million. This was offset by payments to former stockholders and repayments of debt of approximately $96.5 million.
      On December 23, 2004, we entered into a new unsecured revolving facility of $75 million led by Wachovia Bank, N.A and Wells Fargo Bank, N.A. The following description of our revolving credit facility briefly summarizes the facility’s terms and conditions that are material to us and is qualified in its entirety by reference to the full text of the facility, which is incorporated by reference to Form 8-K filed on December 29, 2004.
      The credit facility provides for a $75.0 million revolving line of credit that terminates on December 23, 2008. At any time within three years after December 23, 2004 and so long as no event of default is continuing, we have the right, in consultation with the administrative agent, to request increases in the aggregate principal amount of the facility in minimum increments of $5.0 million up to an aggregate increase of $50.0 million (and which would make the total amount available under the facility $125.0 million). The revolving credit facility is available for general corporate purposes (including working capital expenses, capital expenditures, and permitted acquisitions), the issuance of letters of credit and swingline loans for account, for the refinancing of certain existing indebtedness, and to pay fees and expenses related to the facility. All borrowings are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. A portion of the facility is also available for alternative currency loans.
      The interest rates applicable to loans under the revolving credit facility are floating interest rates that, at our option, equal a base rate or a LIBOR rate plus, in each case, an applicable margin. The base rate is a fluctuating interest rate equal to the higher of (a) the prime rate of interest per annum publicly announced from time to time by Wachovia as its prime rate, and (b) the overnight federal funds rate plus 0.50%. The LIBOR rate is, with certain exceptions, the rate set forth on Telerate Page 3750 (or any replacement pages on that service) as the interbank offering rate for dollar deposits with maturities comparable to the interest period (1, 2, 3 or 6 months) we have chosen. In addition, we are required to pay to the lenders under the facility a commitment fee for unused commitments at a per annum rate that fluctuates depending on our leverage ratio. Voluntary prepayments of loans and voluntary reductions in the unused commitments under the revolving credit facility are permitted in whole or in part, in minimum amounts and subject to certain other limitations. The facility is unsecured, but we have granted a negative pledge on our assets and those of our subsidiaries that guarantee the facility for the benefit of the lenders under the facility.
      The revolving credit facility requires us to comply with certain financial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio, and a minimum net worth.
      We currently have not drawn any amount of indebtedness under our revolving credit facility.
      We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities or issuances of equity securities. We believe that our existing capital resources, together with cash flows from operations and our borrowing capacity under the $75 million credit facility, will be sufficient to meet our working capital and capital expenditure requirements for at least the next eighteen months. Our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, and personal injury, environmental or other material litigation claims.
Contractual Obligations and Commercial Commitments
      The following table summarizes our future minimum payments for all contractual obligations for years subsequent to the year ended December 31, 2004:

	Payments Due by Period

	Less Than			More Than
	One Year	1-3 Years	3-5 Years	5 Years	Total

	(Dollars in thousands)
Long-term debt, including interest payments	$—	$—	$—	$—	$—
Service purchase commitments	754	1,508	—	—	2,262
Capital lease, including interest payments	175	62	2	—	239
Operating leases	17,679	27,853	21,144	43,125	109,801
Less: sublease income	(1,287)	(843)	—	—	(2,130)

Total	$17,321	$28,580	$21,146	$43,125	$110,172

      The increase in amounts attributable to operating leases after five years is due to long-term leases for several of our facilities. In April 2004, we executed a lease for a new office in our Lenexa, Kansas location. The operating lease commitment is $23.5 million over the 15-year term of the lease. In July 2004, we entered into a lease for a new office in Reston, Virginia to replace our current offices in McLean, Virginia. The lease commitment is approximately $5.9 million over the ten-year term of the lease. There are no contingent cash payment obligations related to our acquisitions.
Off-Balance Sheet Arrangements
      We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Non-GAAP Financial Measures
      We use certain measures of our performance that are not required by, or presented in accordance with, generally accepted accounting principles (GAAP). These non-GAAP financial measures are “EBITDA” and “adjusted EBITDA.” These measures should not be considered as an alternative to income from operations, net income, net income per share, or any other performance measures derived in accordance with GAAP.
      EBITDA represents net income before interest, taxes, depreciation, and amortization. We use EBITDA to facilitate operating performance comparisons from period to period. In addition, we believe EBITDA facilitates company to company comparisons by backing out potential differences caused by variations in capital structures (affecting interest expense), taxation, and the age and book depreciation of facilities and equipment (affecting relative depreciation expense), which may vary for different companies for reasons unrelated to operating performance. We also use EBITDA, and we believe that others in our industry use EBITDA, to evaluate and price potential acquisition candidates. We further believe that EBITDA is frequently used by securities analysts, investors, and other interested parties in the evaluation of issuers, many of which present EBITDA when reporting their results.
      In addition to EBITDA, we use a measure that we call adjusted EBITDA, which we define as EBITDA excluding the effects of a one-time $25.0 million tender offer specifically relating to our repurchase in 2004 of stock options and the payment of a special bonus to certain employee option holders. In addition to our GAAP results and our EBITDA, we use adjusted EBITDA to manage our business and assess our performance. Our management does not view the tender offer and option repurchase costs as indicative of the status of our ongoing operating performance because such costs related to a special non-recurring restructuring transaction.
      These non-GAAP financial measures have limitations as analytical tools, and you should not consider these measures in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, EBITDA and adjusted EBITDA do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; changes in, or cash requirements for, our working capital needs; our significant interest expense, or the cash requirements necessary to service interest and principal payments on our debts; and any cash requirements for the replacement of assets being depreciated and amortized, which will often have to be replaced in the future, even though depreciation and amortization are non-cash charges. Neither EBITDA nor adjusted EBITDA should be considered as a measure of discretionary cash available to us to invest in the growth of our business.
      In addition, adjusted EBITDA is not uniformly defined and varies among companies that use such a measure. Accordingly, EBITDA and adjusted EBITDA have limited usefulness as comparative measures. We compensate for these limitations by relying primarily on our GAAP results and by using non-GAAP financial measures only supplementally.
Critical Accounting Policies and Estimates
      In preparing our financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. We have discussed the application of these critical accounting policies with our audit committee.
Revenue Recognition
      The majority of our service revenue is recorded from fixed-price contracts on a proportional performance basis. To measure performance, we compare direct costs incurred to estimated total contract direct costs through completion. We believe this is the best indicator of the performance of the contract obligations because the costs relate to the amount of labor hours incurred to perform the service. Direct costs are primarily comprised of labor overhead related to the delivery of services. Each month we accumulate costs on each project and compare them to the total current estimated costs to determine the proportional performance. We then multiply the proportion completed by the contract value to determine the amount of revenue that can be recognized. Each month we review the total current estimated costs on each project to determine if these estimates are still accurate and, if necessary, we adjust the total estimated costs for each project. During our monthly contract review process, we review each contract’s performance to date, current cost trends, and circumstances specific to each study. The original or current cost estimates are reviewed and if necessary the estimates are adjusted and refined to reflect any changes in the anticipated performance under the study. In the normal course of business, we conduct this review each month in all service delivery locations. As the work progresses, original estimates might be deemed incorrect due to, among other things, revisions in the scope of work or patient enrollment rate, and a contract modification might be negotiated with the customer to cover additional costs. If not, we bear the risk of costs exceeding our original estimates. Management assumes that actual costs incurred to date under the contract are a valid basis for estimating future costs. Should management’s assumption of future cost trends fluctuate significantly, future margins could be reduced. In the past, we have had to commit unanticipated resources to complete projects, resulting in lower margins on those projects. Should our actual costs exceed our estimates on fixed price contracts, future margins could be reduced, absent our ability to negotiate a contract modification. We accumulate information on each project to refine our bidding process. Historically, the majority of our estimates and assumptions have been materially correct, but these estimates might not continue to be accurate in the future.
Allowance for Doubtful Accounts
      Included in “Accounts receivable and unbilled services, net” on our consolidated balance sheets is an allowance for doubtful accounts. Generally, before we do business with a new client, we perform a credit check. We also review our accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectible. The reserve includes the specific uncollectible accounts and an estimate of losses based on historical loss experience. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts is adequate to cover uncollectible balances. However, actual write-offs might exceed the recorded reserve.
Tax Valuation Allowance
      Based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, we determined that a valuation allowance was required for specific foreign loss carryforwards as of December 31, 2004. If these estimates prove inaccurate, a change in the valuation allowance, up or down, could be required in the future.
      Our quarterly and annual effective income tax rate could vary substantially. We operate in several foreign jurisdictions and in each jurisdiction where we estimate pre-tax income, we must also estimate the local effective tax rate. In each jurisdiction where we estimate pre-tax losses, we must evaluate local tax attributes and the likelihood of recovery for foreign loss carryforwards, if any. Changes in currency exchange rates and the factors discussed above result in the consolidated tax rate being subject to significant variations and adjustments during interim and annual periods.

Stock-Based Compensation
      We have a stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees and related Interpretations.” Under the intrinsic value method, compensation cost is the excess, if any, of the fair market value of the underlying common stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have determined that all options granted under our plan had an exercise price equal to or more than the estimated fair market value of the underlying common stock on the date of grant.
      Historically, as a private company the fair market value of our common stock was is determined by our board of directors contemporaneously with the grant of a stock option. At the time of option grants and other stock issuances, our board of directors considered the status of private and public financial markets, valuations of comparable private and public companies, the liquidity of our stock, our existing financial resources, our anticipated capital needs, dilution to common stockholders from anticipated future financings and a general assessment of future business risks, as such conditions existed at the time of the grant. Had different assumptions or criteria been used to determine the deemed fair value of our common stock, different amounts of stock-based compensation could have been reported. Since our initial public offering on November 18, 2004, the value of our common stock for purposes of evaluating stock compensation costs is based on the quoted market prices.
      We measure compensation expense for our employee stock-based compensation in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25. Under this method, when the exercise price of options granted to employees is less than the fair value of the underlying stock on the grant date, compensation expense is recognized over the applicable vesting period. As the exercise price of the stock option has equaled or exceeded the fair market value of the underlying common stock at the date of grant, no compensation expense has been recorded. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148. Footnote 1 to our consolidated financial statements included in this report sets forth the calculation of our net income had compensation cost been determined based on the stock’s fair market value at the grant dates for awards under our stock option plan in accordance with SFAS No. 123.
      As discussed in the “Recent Accounting Pronouncements” section, during 2005 we will be required to record as compensation expense the fair value of granted stock options that vest in accordance with the revised SFAS No. 123(R), “Share-Based Payment.” We are evaluating SFAS No. 123(R) and believe it will reduce operating earnings after adoption, however, it will not impact our financial position or cash flows.

Long-Lived Assets
      We review long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group might not be recoverable. If indicators of impairment are present, we would evaluate the carrying value of property and equipment in relation to estimates of future undiscounted cash flows. These undiscounted cash flows and fair values are based on judgments and assumptions.

Goodwill and Indefinite-Lived Intangible Assets
      As a result of our acquisitions we have recorded goodwill and other identifiable finite and indefinite-lived acquired intangibles. The identification and valuation of these intangible assets at the time of acquisition require significant management judgment and estimates.
      We test goodwill for impairment on at least an annual basis by comparing the carrying value to the estimated fair value of our reporting unit. We test indefinite-lived intangible assets, principally trade names, on at least an annual basis by comparing the fair value of the trade name to our carrying value. The measure of goodwill impairment, if any, would include additional fair market value measurements, as if the reporting unit was newly acquired. This process is inherently subjective. The use of alternative estimates and assumptions could increase or decrease the estimates of fair value and potentially could result in an impact to our results of operations.
Inflation
      Our long-term contracts, those in excess of one year, generally include an inflation or cost of living adjustment for the portion of the services to be performed beyond one year from the contract date. As a result, we expect that inflation generally will not have a material adverse effect on our operations or financial condition.
Potential Liability and Insurance
      We obtain contractual indemnification for all of our contracts. In addition, we attempt to manage our risk of liability for personal injury or death to patients from administration of products under study through measures such as stringent operating procedures and insurance. We monitor our clinical trials in compliance with government regulations and guidelines. We have adopted global standard operating procedures intended to satisfy regulatory requirements in the United States and in many foreign countries and serve as a tool for controlling and enhancing the quality of our clinical trials. We currently maintain professional liability insurance coverage with limits we believe are adequate and appropriate. If our insurance coverage is not adequate to cover actual claims, or if insurance coverage does not continue to be available on terms acceptable to us, our business, financial condition, and operating results could be materially harmed.
Risk Factors
      If any of the following risks materialize, our business, financial condition, or results of operations could be materially harmed. In that case, the market price of our common stock could decline.
Risks Related to Our Business

Our contracts are generally terminable on little or no notice. Termination of a large contract for services or multiple contracts for services could adversely affect our revenue and profitability.
      Most of our contracts are terminable without cause upon 30 to 60 days’ notice by the client. Clients terminate or delay contracts for various reasons. We have experienced termination or cancellation by certain customers in the ordinary course of business.
      The reasons more frequently given for termination include:

•	the failure of the product being tested to satisfy safety or efficacy requirements;

•	unexpected or undesired clinical results of the product; and

•	the client’s decision to forego a particular study.
      Less frequently, terminations occur because of:

•	insufficient patient enrollment or investigator recruitment;

•	the client’s decision to downsize its product development portfolios;

•	the client’s dissatisfaction with our performance, including the quality of data provided and our ability to meet agreed upon schedules; and

•	production problems resulting in shortages of the drug or required clinical supplies.
      The loss or delay of a program or large contract or the loss or delay of multiple smaller contracts could harm our business because such terminations could lower our level of staff utilization, which would reduce our profitability. In addition, the terminability of our contracts puts increased pressure on our quality control efforts, since not only can our contracts be terminated by clients as a result of poor performance, but any such termination also may affect our ability to obtain future contracts from the client involved and, possibly, others among the companies that sponsor trials. Because the contracts included in our backlog are generally terminable without cause, we do not believe that our backlog as of any date is necessarily a meaningful predictor of future results.

Our quarterly operating results may vary, which could negatively affect the market price of our common stock.
      Our quarterly operating results have been and will continue to be subject to variation, depending on factors such as the commencement, completion, or cancellation of significant contracts, the timing of acquisitions, the mix of contracted services, foreign exchange rate fluctuations, the timing of start-up expenses for new offices and services, and the costs associated with integrating acquisitions. We have experienced, and expect to continue experiencing, some variations in our revenue due to our customers’ budgetary cycles. As a result, we believe that quarterly comparisons of our financial results should not be relied upon as an indication of our future performance. In addition, quarterly volatility in our operating results could cause declines in the market price of our common stock.

We depend on a limited number of clients and a loss of or significant decrease in business from them could affect our business.
      We have in the past and may in the future derive a significant portion of our service revenue from a relatively limited number of clients that vary from year to year. Our relationships with these customers involve a substantial number of individual arrangements detailing the particulars of a given clinical development project and often implicate different entities, departments, or companies under common control. Nevertheless, the loss of, or a significant decrease in business from, one or more of these clients could harm our business.

Because most of our clinical development service revenue is from long-term fixed-fee contracts, we would lose money in performing these contracts if our costs of performing them were to exceed the fixed fees payable to us.
      Because most of our clinical development service revenue is from long-term fixed price contracts, we bear the risk of cost overruns under these contracts. If the costs of completing these projects exceed the fixed fees for these projects, our business, financial condition, and operating results could be adversely affected.

Our business depends on our senior management team, and the loss of any member of the team may harm our business.
      We believe our success will depend on the continued employment of our senior management team. This management team has significant experience in the administration of a CRO. If one or more members of our senior management team were unable or unwilling to continue in their present positions, those persons could be difficult to replace and our business could be harmed. We do not currently maintain key person life insurance policies on any of our employees. If any of our key employees were to join a competitor or to form a competing company, some of our clients might choose to use the services of that competitor or new company instead of our own. Furthermore, clients or other companies seeking to develop in-house capabilities may hire away some of our senior management or key employees. However, in response to a recent challenge of our non- competition provisions, we have amended our senior management team’s employment agreements. We cannot assure you that a court would enforce the non-competition provisions in the amended employment agreements.

If we are unable to recruit and retain qualified personnel, we may not be able to expand our business or remain competitive.
      Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical and managerial personnel. At the present time, approximately 25% of our workforce holds at least a master’s degree. There is intense competition for qualified personnel in the pharmaceutical and biotechnology fields. In the future, we may not be able to attract and retain the qualified personnel necessary for the conduct and further development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical, and managerial personnel in a timely manner, could harm our ability to expand our business and to remain competitive in the CRO industry.
Our business could be harmed if we are unable to manage our growth effectively.
      We have experienced rapid growth throughout our operations. We believe that sustained growth places a strain on operational, human, and financial resources. To manage our growth, we must continue to improve our operating and administrative systems and to attract and retain qualified management, professional, scientific, and technical operating personnel. We believe that maintaining and enhancing both our systems and personnel at reasonable cost are instrumental to our success in the CRO industry. We cannot assure you that we will be able to enhance our current technology or obtain new technology that will enable our systems to keep pace with developments and the sophisticated needs of our clients. The nature and pace of our growth introduces risks associated with quality control and client dissatisfaction due to delays in performance or other problems. In addition, foreign operations involve the additional risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel, and overcoming language barriers. It is also possible that with any future acquisitions, we will assume the problems of the acquired entity. Although past acquisitions have not resulted in any significant integration problems, we anticipate additional growth in the future and we may face these types of issues. Failure to manage growth effectively could have an adverse effect on us.
Our exposure to exchange rate fluctuations could negatively impact our results of operations.
      We derived approximately 36.7% of our consolidated service revenue in 2004 from our operations outside of the United States, primarily from our operations in Europe and Canada, where significant amounts of our revenues and expenses are recorded in local currency. Our financial statements are presented in U.S. dollars. Accordingly, changes in currency exchange rates, particularly among the Euro, British pound, and the Canadian dollar, and the U.S. dollar, may cause fluctuations in our reported financial results that could be material.
      In addition, a portion of our contracts with our clients are denominated in currencies other than the currency in which we incur expenses related to those contracts. In Canada, our contracts generally provide for invoicing clients in U.S. dollars, but our expenses are generally incurred in Canadian dollars. Where expenses are incurred in currencies other than those in which contracts are priced, fluctuations in the relative value of those currencies could harm our results of operations.
      In January, 2005, we entered into two foreign currency hedging transactions to mitigate exposure to movements between the U.S. dollar and the British pound and the U.S. dollar and Euro.
We are subject to certain risks associated with our foreign operations.
      We have offices and conduct business on six continents. Certain risks are inherent in these international operations.
      The risks related to our foreign operations that we more often face in the normal course of business include:

•	tax rates in certain foreign countries may exceed those in the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls, or other restrictions, including restrictions on repatriation; and

•	general economic and political conditions in countries where we operate may have an adverse effect on our operations in those countries.
      Less frequently, we encounter the following risks:

•	foreign customers may have longer payment cycles than customers in the United States;

•	we may have difficulty complying with a variety of foreign laws and regulations, some of which may conflict with United States law;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems; and

•	the difficulties associated with managing a large organization spread throughout various countries.
      While we have not experienced any major problems to date with the acquisition or operation of our foreign entities, we may in the future encounter certain limitations inherent in the carrying out of clinical development trials internationally, including establishing effective communications, operating in various time zones, and dealing with incompatible technology.
      As we continue to expand our business globally, our success will be dependent, in part, on our ability to anticipate and effectively manage these and other risks associated with foreign operations. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or our business, financial condition, or results of operations as a whole.
We provide services to emerging companies which may be unable to pay us.
      We incur costs in providing drug development services to our clients before we are paid. We provide drug development services to biotechnology companies, many of which are early-stage companies with relatively limited financial resources. If any of these companies were to cease operations before paying us for our services, or are otherwise unable to pay, our results of operations could suffer.
We have a significant amount of goodwill on our balance sheet, and a downturn in our business or industry could require us to take a charge to earnings, which may negatively affect the market price of our common stock.
      Our balance sheet reflects a significant amount of goodwill, which represents $101.3 million, or approximately 30.0% of our total assets as of December 31, 2004. We review the amount of our goodwill whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be fully recoverable. To determine recoverability, we annually compare the fair value of our reporting unit (which is our company) to its carrying value. Although no event has occurred to date impairing our goodwill, there is a possibility that the carrying amount of the goodwill could be impaired if there is a downturn in our business or our industry or other factors affect the fair value of our business, in which case a charge to earnings would become necessary.
Our business depends significantly on the continued effectiveness of our information technology infrastructure, and failures of such technology could harm our operations.
      To remain competitive in our industry, we must employ information technologies that capture, manage, and analyze the large streams of data generated during our clinical trials in compliance with applicable regulatory requirements. In addition, because we provide services on a global basis, we rely extensively on our technology to allow the concurrent conduct of studies and work sharing around the world. As with all information technology, our system is vulnerable to potential damage or interruptions from fires, blackouts, telecommunications failures, and other unexpected events, as well as to break-ins, sabotage, or intentional acts of vandalism. Given the extensive reliance of our business on this technology, any substantial disruption or resulting loss of data that is not avoided or corrected by our backup measures could harm our business and operations.

Our business could be harmed if we cannot successfully integrate future acquisitions.
      We review acquisition candidates in the ordinary course of our business. Acquisitions involve numerous risks, including the expenses incurred in connection with the acquisition, the difficulties in assimilating operations, the diversion of management’s attention from other business concerns, and the potential loss of key employees of the acquired company. Acquisitions of foreign companies involve the additional risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel, and overcoming language barriers. We cannot assure you that we will successfully integrate future acquisitions into our operations.
We compete in a highly competitive market and if we do not compete successfully our business could be harmed.
      We compete against other CROs, in-house development at large pharmaceutical companies, and, to a lesser extent, universities and teaching hospitals. Our principal competitors are traditional CROs, including Covance Inc., ICON plc, Kendle International Inc., PAREXEL International Corporation, Pharmaceutical Product Development, Inc., Quintiles Transnational Corp, and SFBC International, Inc. Some of these competitors have greater capital and other resources than we do at the present time. As a result of competitive pressures and the potential for economies of scale, the industry continues to experience consolidation. This trend, as well as a trend by pharmaceutical companies and other clients to limit outsourcing to fewer organizations, in some cases through preferred vendor relationships, is likely to result in increased worldwide competition among the larger CROs for clients and acquisition candidates. We believe that major pharmaceutical and biotechnology companies have been developing preferred vendor relationships with full-service CROs, effectively excluding other CROs from the bidding process. Our preferred vendor relationships are not contractual and are subject to change at any time. We may find reduced access to certain potential clients due to preferred vendor arrangements with other competitors. In addition, the CRO industry has attracted the attention of the investment community, and increased potential financial resources are likely to lead to increased competition among CROs. There are few barriers to entry for small, limited-service entities entering the CRO industry, and these entities also may compete with established CROs for clients. We address the competition in our industry by continuing to focus on the quality of our services, maintaining our therapeutic expertise, and investing in our quality management system. Nevertheless, increased competition may lead to price and other forms of competition that could harm our business.
Risks Related to Our Industry
Our business could be harmed if the companies in the pharmaceutical and biotechnology industries to whom we offer our services reduce their research and development activities or reduce the extent to which they outsource clinical development.
      Our business depends upon the ability and willingness of companies in the pharmaceutical and biotechnology industries to continue to spend on research and development at rates close to or at historical levels and to outsource the services we provide. We are therefore subject to risks, uncertainties, and trends that affect companies in these industries. For example, we have benefited to date from the increasing tendency of pharmaceutical and biotechnology companies to outsource both small and large clinical development projects. Conversely, mergers and acquisitions in the pharmaceutical and biotechnology industries could have an impact on a company’s continued ability to outsource such projects to CROs. Any general downturn in the pharmaceutical or biotechnology industries, any reduction in research and development spending by companies in these industries, or any expansion of their in-house development capabilities could materially harm our business, financial condition, and operating results.

Our business and the businesses of our customers are subject to extensive regulation, and our results of operations could be harmed if regulatory standards change significantly or if we fail to maintain compliance with evolving, complex regulations.
      Laws and regulations regarding the development and approval of drug and biological products have become increasingly stringent in both the United States and foreign jurisdictions, resulting in a need for more complex and often larger clinical studies. We believe that these trends have created an increased demand for CRO services from which our business benefits. Human pharmaceutical products and biological products are subject to rigorous regulation by the U.S. government (principally by the Food and Drug Administration, or FDA), and by foreign governments if products are tested or marketed abroad. A relaxation of the scope of regulatory requirements, such as the introduction of simplified marketing applications for pharmaceuticals and biologics, could decrease the business opportunities available to us.
      In addition, because we offer services relating to the conduct of clinical trials and the preparation of marketing applications, we are required to comply with applicable regulatory requirements governing, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of these trials. In the United States, the FDA governs these activities pursuant to the agency’s Good Clinical Practice, or GCP, regulations. A failure to maintain compliance with the GCP or other applicable regulations could lead to a variety of sanctions, including, among other things, and depending on the nature of the violation and the type of product involved, the suspension or termination of a clinical study, civil penalties, criminal prosecutions, or debarment from assisting in the submission of new drug applications, or NDAs. While we monitor our clinical trials to test for compliance with applicable laws and regulations in the United States and foreign jurisdictions in which we operate, and have adopted standard operating procedures that are designed to satisfy regulatory requirements, our business spans multiple regulatory jurisdictions with varying, complex regulatory frameworks, and therefore we cannot assure you that our systems will ensure compliance in every instance in the future.
Circumstances beyond our control could cause the CRO industry to suffer reputational or other harm that could result in an industry-wide reduction in demand for CRO services, which could harm our business.
      Demand for our services may be affected by perceptions of our customers regarding the CRO industry as a whole. For example, other CROs could engage in conduct that could render our customers less willing to do business with us or any CRO. Although to date no event has occurred causing industry-wide reputational harm, one or more CROs could engage in or fail to detect malfeasance, such as inadequately monitoring sites, producing inaccurate databases or analysis, falsifying patient records, and performing incomplete lab work, or take other actions that would reduce the confidence of our customers in the CRO industry. As a result, the willingness of pharmaceutical and biotechnology companies to outsource research and development services to CROs could diminish and our business could thus be harmed materially by events outside our control.
If we incur liability for hazardous material contamination, our business would be harmed.
      Our clinical pharmacology unit conducts activities that have involved, and may continue to involve, the controlled use of hazardous materials and the creation of hazardous substances, including medical waste and other highly regulated substances. Although we believe that our safety procedures for handling the disposal of such materials comply with the standards prescribed by state and federal laws and regulations, our operations nevertheless pose the risk of accidental contamination or injury from these materials and the creation of hazardous substances, including medical waste and other highly regulated substances. In the event of such an accident, we could be held liable for damages and cleanup costs which, to the extent not covered by existing insurance or indemnification, could harm our business. In addition, other adverse effects could result from such liability, including reputational damage resulting in the loss of additional business from certain clients. Our business could be materially harmed if we were required to pay damages beyond the level of any insurance coverage that may be in effect. To date, we have not been the subject of any investigations or claims related to the controlled use of hazardous materials and the creation of hazardous substances.

Our services are subject to evolving industry standards and rapid technological changes.
      The markets for our services are characterized by rapidly changing technology, evolving industry standards and frequent introduction of new and enhanced services. To succeed, we must continue to introduce new services on a timely and cost-effective basis to meet evolving customer requirements, while achieving market acceptance for these new services. Additionally, we must continue to enhance our existing services and to successfully integrate new services with those already being offered. It is imperative that we respond to emerging industry standards and other technological changes. If we fail to make the necessary enhancements to our business, systems and products to keep pace with evolving industry standards, our competitive position and results of operations may suffer.
Our clinical research services create a risk of liability and, if we are required to pay damages or to bear the costs of defending any claim not covered by contractual indemnity or insurance, this could cause material harm to our business.
      Clinical research services involve the testing of new drugs, biologics, and devices on human volunteers. This testing creates risks of liability for personal injury, sickness or death of patients resulting from their participation in the study. These risks include, among other things, unforeseen adverse side effects, improper application or administration of a new drug, biologic, or device, and the professional malpractice of medical care providers. Many volunteer patients already are seriously ill and are at heightened risk of future illness or death. In connection with our provision of contract research services, we contract with physicians to serve as investigators in conducting clinical trials on human volunteers. Although we do not believe we are legally accountable for the medical care rendered by third party investigators, it is possible that we could be held liable for the claims and expenses arising from any professional malpractice of the investigators with whom we contract in the event of personal injury to or death of persons participating in clinical trials. We also could be held liable for errors or omissions in connection with the services we perform or for the general risks associated with our Phase I facility including, but not limited to, adverse reactions to the administration of drugs. Our business could be materially harmed if we were required to pay damages or bear the costs of defending any claim outside the scope of, or in excess of, the contractual indemnification provided by our customer that is beyond the level of any insurance coverage that may be in effect, or if an indemnifying party does not fulfill its indemnification obligations.
Health care industry reform could reduce or eliminate our business opportunities.
      The health care industry is subject to changing political, economic, and regulatory influences that may affect the pharmaceutical and biotechnology industries. In recent years, several comprehensive health care reform proposals were introduced in the United States Congress. The intent of the proposals was, generally, to expand health care coverage for the uninsured and reduce the growth of total health care expenditures. In addition, foreign governments may also undertake health care reforms in their respective countries. These reforms, if adopted, would make the development of new drugs less profitable for our customers, and could reduce their research and development budgets. Business opportunities available to us could decrease materially if the implementation of government health care reform adversely affects research and development expenditures by pharmaceutical and biotechnology companies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
      At December 31, 2004, we had no accounts outstanding under our revolving credit facility. Future drawings under the facility will bear interest at various rates. Historically, we have mitigated our exposure to fluctuations or interest rate by entering into interest rate hedge agreements.
Foreign Exchange Risk
      Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. To date such cumulative translation adjustments have not been material to our consolidated financial position.
      In addition, two specific risks arise from the nature of the contracts we enter into with our customers, which from time to time are denominated in currencies different than the particular subsidiary’s local currency. These risks are generally applicable only to a portion of the contracts executed by our foreign subsidiaries providing clinical services. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which the subsidiary’s expenses are incurred. As a result, the subsidiary’s earnings can be affected by fluctuations in exchange rates.
      The second risk results from the passage of time between the invoicing of customers under these contracts and the ultimate collection of customer payments against such invoices. Because the contract is denominated in a currency other than the subsidiary’s local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared until payment from the customer is received will result in our receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. This difference is recognized by us as a foreign currency transaction gain or loss, as applicable, and is reported in other expense or income in our consolidated statements of operations. Historically, fluctuations in exchange rates from those in effect at the time contracts were executed have not had a material effect on our consolidated financial results.
Foreign Currency Hedges
      In 2005, we entered into a number of foreign currency hedging transactions to mitigate exposure to movements between the U.S. dollar and the British pound and the U.S. dollar and the Euro. We agreed to purchase a given amount of British pounds and Euros at established dates through 2005. The transactions were structured as no-cost collars. These derivatives are accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognize derivatives as instruments as either assets or liabilities in the balance sheet and measure them at fair value. These derivatives are designated as cash flow hedges.

ITEM 8.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.
ITEM 9A — CONTROLS AND PROCEDURES
Effectiveness of Our Disclosure Controls and Procedures
      Disclosure controls and procedures refer to controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
      We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on the evaluation we conducted, our management has concluded that our disclosure controls and procedures are effectively designed to ensure that we record, process, summarize, and report information required to be disclosed by us within the time periods specified by the rules and forms of the Securities and Exchange Commission.
Changes in Internal Control Over Financial Reporting
      Internal control over financial reporting refers to a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
      Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
      We have evaluated, with the participation of the our chief executive officer and chief financial officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, our management has concluded that no such changes have occurred.
PART III
      Certain information called for by Items 10-14 is incorporated by reference to our 2005 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of our fiscal year).

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this item with respect to directors is incorporated by reference to the section of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders entitled “Proposal 1: Election of Directors.” See Part I of this Annual Report for information regarding our executive officers.
      The information required by this item with respect to compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the section of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”
      The information required by this item with respect to our Audit Committee and Audit Committee Financial Experts is incorporated by reference to the section of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders entitled “Board Organization and Meetings.”
      We have adopted a Code of Ethics that applies to all employees. The Code of Ethics is available on our website at http://www.prainternational.com. We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from our Code of Ethics by posting such information on this web site.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this item is incorporated by reference to the section of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders entitled “Executive Compensation,” “Board of Directors Compensation,” “Employment Agreements,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The Information required by this item is incorporated by reference to the section of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders entitled “Security Ownership of Directors and Executive Officers.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The Information required by this item is incorporated by reference to the section of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this item is incorporated by reference to the section of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders entitled “Fees Paid to the Independent Auditors.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Allowance for Doubtful Accounts
Balance at December 31, 2001	$915
Provisions	1,888
Write-offs/ Recoveries	145

Balance at December 31, 2002	2,948
Provisions	4,851
Write-offs/ Recoveries	(3,219)

Balance at December 31, 2003	4,580
Provisions	1,914
Write-offs/ Recoveries	(1,597)

Balance at December 31, 2004	$4,897

Income Tax Valuation Allowance
Balance at December 31, 2001	$1,677
Provisions	1,819
Releases	—

Balance at December 31, 2002	3,496
Provisions	7,117
Releases	(2,344)

Balance at December 31, 2003	8,269
Provisions	569
Releases	(2,539)

Balance at December 31, 2004	$6,299

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedules
To the Board of Directors
of PRA International:
      Our audits of the consolidated financial statements referred to in our report dated March 18, 2005 appearing in the 2004 Annual Report to Shareholders of PRA International (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form  10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
McLean, VA
March 18, 2005

PRA INTERNATIONAL AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of PRA International:
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and other comprehensive income and of cash flows, present fairly, in all material respects, the financial position of PRA International (formerly PRA Holdings, Inc.) and its subsidiaries (collectively, the Company) at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 18, 2005

PRA INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2003	2004

	(Dollars in thousands,
	except per share
	amounts)
ASSETS
Current assets
Cash and cash equivalents	$32,328	$65,888
Marketable securities	—	24,500
Accounts receivable and unbilled services, net	99,517	84,480
Prepaid expenses and other current assets	5,860	5,844
Deferred tax assets	8,211	5,069

Total current assets	145,916	185,781
Fixed assets, net	21,875	21,661
Goodwill	100,937	101,340
Other intangibles, net of accumulated amortization of $5,234 and $4,132 as of December 31, 2004, and 2003, respectively	25,899	25,409
Other assets	3,931	3,153

Total assets	$298,558	$337,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,537	$15,040
Accrued expenses	25,310	32,437
Income taxes payable	—	11,875
Advance billings	112,836	114,801
Long-term debt, current portion	2,682	150

Total current liabilities	154,365	174,303
Deferred tax liability	10,016	9,349
Other liabilities	1,802	3,238
Long-term debt	57,810	75

Total liabilities	223,993	186,965
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock $0.01 par value; 36,000,000 shares authorized as of December 31, 2004 and 2003; 22,337,822 and 15,273,044 shares issued and outstanding as of December 31, 2004 and 2003, respectively	153	223
Exchangeable shares; $0.01 par value; 1,115,796 shares authorized, issued and outstanding as of December 31, 2003	11	—
Treasury stock	—	(93)
Additional paid-in capital — common stock	47,306	124,737
Additional paid-in capital — exchangeable shares	7,102	—
Notes receivable from stockholders	(401)	—
Accumulated other comprehensive income	1,638	2,858
Retained earnings	18,756	22,654

Total stockholders’ equity	74,565	150,379

Total liabilities and stockholders’ equity	$298,558	$337,344

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2003	2004

	(Dollars in thousands, except per share
	amounts)
Revenue
Service revenue	$176,365	$247,888	$277,479
Reimbursement revenue	24,648	42,109	30,165

Total revenue	201,013	289,997	307,644
Operating expenses
Direct costs	94,761	126,501	134,067
Reimbursable out-of-pocket costs	24,648	42,109	30,165
Selling, general, and administrative	57,897	80,585	90,139
Option purchase	—	—	3,713
Employee per option bonus related to tender	—	—	2,738
Depreciation and amortization	6,956	8,967	9,691
Management fee	800	800	704

Income from operations	15,951	31,035	36,427
Interest expense	(4,247)	(7,190)	(4,023)
Interest income	147	334	380
Other expenses, net	(721)	(4,023)	(38)

Income before income taxes	11,130	20,156	32,746
Provision for income taxes	5,493	6,909	11,997

Net income	$5,637	$13,247	$20,749

Net income per share
Basic	$0.37	$0.83	$1.13
Diluted	$0.32	$0.71	$1.02
The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND OTHER COMPREHENSIVE INCOME

							Additional	Additional
							Paid-In	Paid-In	Notes	Accumulated	Retained		Other
	Common Stock		Exchangeable Shares		Treasury Stock		Capital —	Capital —	Receivable	Other	Earnings/		Comprehensive
							Common	Exchangeable	from	Comprehensive	(Accumulated		Income/
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Stockholders	Income/(Loss)	Deficit)	Total	(Loss)

Balance as of December 31, 2001	14,458,588	$145	—	$—	—	$—	$43,663	$—	$(401)	$(26)	$(128)	$43,253
Issuance of equity securities in connection with purchase business combinations	227,824	2	1,115,796	11	—	—	2,431	7,102	—	—	—	9,546
Exercise of common stock options	71,520	1	—	—	—	—	2	—	—	—	—	3
Net income	—	—	—	—	—	—	—	—	—	—	5,637	5,637	$5,637
Other comprehensive income
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	931	—	931	931
Fair market value adjustments on interest rate agreement, net of tax	—	—	—	—	—	—	—	—	—	(282)	—	(282)	(282)

Comprehensive income													$6,286

Balance as of December 31, 2002	14,757,932	148	1,115,796	11	—	—	46,096	7,102	(401)	623	5,509	59,088
Issuance of common stock in connection with purchase business combination	156,824	2	—	—	—	—	1,174	—	—	—	—	1,176
Exercise of common stock options	115,088	1	—	—	—	—	36	—	—	—	—	37
Exercise of warrants	243,200	2	—	—	—	—	—	—	—	—	—	2
Net income	—	—	—	—	—	—	—	—	—	—	13,247	13,247	$13,247
Other comprehensive income
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	908	—	908	908
Fair market value adjustments on interest rate agreement, net of tax	—	—	—	—	—	—	—	—	—	107	—	107	107

Comprehensive income													$14,262

Balance as of December 31, 2003	15,273,044	$153	1,115,796	$11	—	$—	$47,306	$7,102	$(401)	$1,638	$18,756	$74,565
The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND OTHER COMPREHENSIVE INCOME

							Additional	Additional
							Paid-In	Paid-In	Notes	Accumulated	Retained		Other
	Common Stock		Exchangeable Shares		Treasury Stock		Capital —	Capital —	Receivable	Other	Earnings/		Comprehensive
							Common	Exchangeable	from	Comprehensive	(Accumulated		Income/
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Stockholders	Income/(Loss)	Deficit)	Total	(Loss)

Balance as of December 31, 2003	15,273,044	$153	1,115,796	$11	—	$—	$47,306	$7,102	$(401)	$1,638	$18,756	$74,565
Issuance of common stock for cash and stock	14,116	—	—	—	—	—	150	—	—	—	—	150
Exercise of common stock options	1,212,174	12	—	—	—	—	2,766	—	(1,777)	—	—	1,001
Exercise of warrants	729,596	7	—	—	—	—	(6)	—	—	—	—	1
Purchase of treasury stock	(14,216)	—	—	—	14,216	(93)	—	—	—	—	—	(93)
Declaration of dividends	—	—	—	—	—	—	—	—	—	—	(16,851)	(16,851)	$20,749
Net income	—	—	—	—	—	—	—	—	—	—	20,749	20,749
Interest on notes receivable from stockholders	—	—	—	—	—	—	—	—	(113)	—	—	(113)
Payment on notes receivable from stockholders	—	—	—	—	—	—	—	—	2,291	—	—	2,291
Issuance of common stock in connection with initial public offering, net of $6,564 in fees	4,007,312	40	—	—	—	—	67,419	—	—	—	—	67,459
Transfer of exchangeable shares	1,115,796	11	(1,115,796)	(11)	—	—	7,102	(7,102)	—	—	—	—
Other comprehensive income
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	1,175	—	1,175	1,175
Fair market value adjustments on interest rate agreement, net of tax	—	—	—	—	—	—	—	—	—	45	—	45	45

Comprehensive income													$21,969

Balance as of December 31, 2004	22,337,822	$223	$—	$—	14,216	$(93)	$124,737	$—	$—	$2,858	$22,654	$150,379

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2003	2004

	(Dollars in thousands)
Cash flow from operating activities
Net income	$5,637	$13,247	$20,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,956	8,967	9,691
Provision for doubtful receivables	1,888	4,851	1,914
Amortization of debt discount	379	1,642	—
Provision for deferred income taxes	(1,228)	(3,997)	2,606
Debt issuance costs writeoff	—	750	1,241
Changes in assets and liabilities:
Accounts receivable and unbilled services	(29,251)	(18,538)	15,373
Prepaid expenses and other assets	1,444	408	1,226
Accounts payable and accrued expenses	3,481	(4,873)	7,793
Income taxes	989	(481)	12,150
Advance billings	38,147	82	(1,107)

Net cash provided by operating activities	28,442	2,058	71,636

Cash flow from investing activities
Purchase of fixed assets	(7,763)	(8,140)	(8,781)
Disposal of fixed assets	—	540	1,131
Purchase of marketable securities	—	—	(24,500)
Cash paid for acquisitions, net of cash acquired	(16,862)	(1,999)	(200)

Net cash used in investing activities	(24,625)	(9,599)	(32,350)

Cash flow from financing activities
Proceeds from issuance of debt	10,758	69,700	5,000
Repayment of debt and capital leases	(25,341)	(43,710)	(65,275)
Proceeds from initial public offering, net of issuance costs	—	—	67,020
Issuance of stockholder notes receivable	—	—	(1,777)
Stockholder receivable payment	—	—	2,178
Payment of dividends	—	—	(16,852)
Purchase of treasury stock	—	—	(93)
Proceeds from stock option and warrant exercises	2	38	3,369

Net cash provided by (used in) financing activities	(14,581)	26,028	(6,430)
Effect of exchange rate on cash and cash equivalents	850	43	704

Increase (decrease) in cash and cash equivalents	(9,914)	18,530	33,560
Cash and cash equivalents at beginning of period	23,712	13,798	32,328

Cash and cash equivalents at end of period	$13,798	$32,328	$65,888

Supplemental disclosure of cash flow information
Cash paid for taxes	$4,951	$11,666	$3,890

Cash paid for interest	$3,995	$4,980	$2,630

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Operations and Significant Accounting Policies

Nature of Operations
      PRA International (formerly PRA Holdings, Inc.) and its subsidiaries (collectively, the “Company”) is a full-service global contract research organization providing a broad range of product development services for pharmaceutical and biotechnology companies around the world. The Company’s integrated services includes data management, statistical analysis, clinical trials management, and regulatory and drug development consulting.
      On October 20, 2004, the Board of Directors approved an amendment and restatement of the Company’s Amended and Restated Certificate of Incorporation to be filed prior to the closing of the initial public offering to effect a four-for-one stock split of the outstanding common stock. The accompanying financial statements give retroactive effect to the four-for-one stock split for all periods presented.
      On November 18, 2004, the Company and certain selling shareholders raised gross proceeds of $131.1 million through an initial public offering of the company’s stock. Of that raise, the Company received net proceeds of approximately $67.0 million. See note 10 for further detail of the initial public offering.

Principles of Consolidation
      The accompanying consolidated financial statements include the accounts and results of operations of the Company. All significant intercompany balances and transactions have been eliminated. Investments in which the Company exercises significant influence, but which do not control (generally 20% to 50% ownership interest), are accounted for under the equity method of accounting. To date, such investments have been immaterial.

Risks and Other Factors
      The Company’s revenues are dependent on research and development expenditures of the pharmaceutical and biotechnology industries. Any significant reduction in research and development expenditures by the pharmaceutical and biotechnology industries could have a material adverse effect on the Company and its results of operations.
      Clients of the Company generally may terminate contracts without cause upon 30 to 60 days notice. While the Company generally negotiates deposit payments and early termination fees up front, such terminations could significantly impact the future level of staff utilization and have a material adverse effect on the Company and the results of future operations.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, the Company’s method of revenue recognition requires estimates of costs to be incurred to fulfill existing long-term contract obligations. Actual results could differ from those estimates. Estimates are also used when accounting for certain items such as provision for doubtful receivables, depreciation and amortization, asset impairment, certain acquisition-related assets and liabilities, income taxes, fair market value determinations, and contingencies.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents
      The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Unbilled Services
      Unbilled services represent amounts earned for services that have been rendered but for which clients have not been billed and include reimbursement revenue. Unbilled services are generally billable upon submission of appropriate billing information, achievement of contract milestones or contract completion.

Fixed Assets
      Fixed assets and software purchased or developed for internal use are recorded at cost and are depreciated on a straight-line basis over the following estimated useful lives:

Furniture and equipment	7 years
Computer hardware and software	3-7 years
Leasehold improvements	The shorter of 10 years or the lease term

Fair Value of Financial Instruments
      The carrying amount of financial instruments, including cash and cash equivalents, trade receivables, contracts receivable, other current assets, accounts payable, and accrued expenses, approximate fair value due to the short maturities of these instruments. The Company’s long-term debt bears interest at a variable market rate, and the Company believes that the carrying amount of the long-term debt approximates fair value.

Impairment of Long-Lived Assets
      The Company reviews the recoverability of its long-lived asset groups, including furniture and equipment, computer hardware and software, leasehold improvements, and other finite-lived intangibles, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The Company’s primary measure of fair value is based on discounted cash flows. The measurement of impairment requires the Company to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Goodwill and Other Intangibles
      The Company follows Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), whereby goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Separate intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. No impairments were identified during the years ended December 31, 2002 and 2003.

Advance Billings
      Advance billings represent amounts associated with services, reimbursement revenue and investigator fees that have been received but have not yet been earned or paid.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      Revenue from fixed-price contracts are recorded on a proportional performance basis. To measure performance, the Company compares the direct costs incurred to estimated total direct contract costs through completion. The estimated total direct costs are reviewed and revised periodically throughout the lives of the contracts, with adjustments to revenue resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are first identified. Direct costs consist primarily of direct labor and other related costs. Revenue from time and materials contracts are recognized as hours are incurred, multiplied by contractual billing rates. Revenue from unit-based contracts are generally recognized as units are completed.
      A majority of the Company’s contracts undergo modifications over the contract period and the Company’s contracts provide for these modifications. During the modification process, the Company recognizes revenue to the extent it incurs costs, provided client acceptance is deemed reasonably assured and amounts are reasonably estimable.
      If it is determined that a loss will result from performance under a contract, the entire amount of the loss is charged against income in the period in which the determination is made.

Reimbursement Revenue and Reimbursable Out-of-Pocket Costs
      In addition to the various contract costs previously described, the Company incurs out-of-pocket costs, in excess of contract amounts, which are reimbursable by its customers. Pursuant to EITF 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” the Company includes out-of-pocket costs as reimbursement revenue and reimbursable out-of-pocket costs in the consolidated statements of operations.
      As is customary in the industry, the Company routinely enters into separate agreements on behalf of its clients with independent physician investigators in connection with clinical trials. The reimbursements received for investigator fees are netted against the related cost, since such fees are the primary obligation of the Company’s clients, on a “pass-through basis,” without risk or reward to the Company. The Company is not obligated either to perform the service or to pay the investigator in the event of default by the client.

Significant Customers
      Service revenue from individual customers greater than 10% of consolidated service revenue; in the respective periods were as follows:

	Year Ended
	December 31,

	2002	2003	2004

Customer A	12%	*	*
Customer B	*	11%	16%
Customer C	*	10%	12%

*	Less than 10% of consolidated service revenues in the respective period.
      Due to the nature of the Company’s business and the relative size of certain contracts, it is not unusual for a significant customer in one year to be insignificant in the next. However, it is possible that the loss of any single significant customer could have a material adverse effect on the Company’s results from operations.

Concentration of Credit Risk
      Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of December 31, 2004, substantially all of the

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s cash and cash equivalents were held in or invested with domestic banks. Accounts receivable include amounts due from pharmaceutical and biotechnology companies. Accounts receivable from individual customers that are equal to or greater than 10% of consolidated accounts receivable in the respective periods were as follows:

	As of
	December 31,

	2003	2004

Customer B	10%	16%
Customer C	*	15%

*	Less than 10% of consolidated accounts receivable and unbilled services as of the end of each period.
      The Company establishes an allowance for potentially uncollectible receivables. In management’s opinion, there is no additional material credit risk beyond amounts provided for such losses.

Foreign Currency Translation
      The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of the period. Equity activities are translated at the spot rate effective at the date of the transaction. Revenue and expense accounts and cash flows of these operations are translated at average exchange rates prevailing during the period the transactions occurred. Translation gains and losses are included as an adjustment to the accumulated other comprehensive income account in stockholders’ equity. Transaction gains and losses are included in other income (expenses), net, in the accompanying Consolidated Statements of Operations. The Company recorded transaction losses of $0.6 million and $4.1 million during the years ended December 31, 2002 and 2003, respectively and a transaction gain of $0.5 million during the year ended December 31, 2004.

Comprehensive Income (Loss)
      The components of comprehensive income (loss) include the foreign currency translation adjustment and an adjustment resulting from a change in the fair value of an interest rate agreement.

Income Taxes
      Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are reversed at such time that realization is believed to be more likely than not. Future reversals of valuation allowance on acquired deferred tax assets will first be applied against goodwill and other intangibles before recognition of a benefit in the consolidated statement of operations. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities, exclusive of amounts related to the exercise of stock options which benefit is recognized directly as an increase in stockholders’ equity.

Stock-Based Compensation
      The Company measures compensation expense for its employee stock-based compensation in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under this method, when the exercise price of options granted to employees is less than the fair value of the underlying stock on the grant date, compensation expense is

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognized over the applicable vesting period. As the exercise price of the stock option has equaled or exceeded the fair market value of the underlying common stock at the date of grant, no compensation expense has been recorded. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148. Had compensation cost been determined based on the stock’s fair market value at the grant dates for awards under the Company’s stock option plan in accordance with FAS No. 123, the Company’s net income would have been as follows:

	Year Ended December 31,

	2002	2003	2004

	(Dollars in thousands, except per
	share amounts)
Net income, as reported	$5,637	$13,247	$20,749
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(176)	(281)	(398)

FAS No. 123 pro forma net income	$5,461	$12,966	$20,351

Basic net income per share, as reported	$0.37	$0.83	$1.13
Basic net income per share, pro forma	$0.36	$0.81	$1.10
Diluted net income per share, as reported	$0.32	$0.71	$1.02
Diluted net income per share, pro forma	$0.31	$0.69	$1.00
      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.
      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of the options granted and assumptions used to derive the fair values are set forth in the following table:

	Year Ended December 31,

	2002	2003	2004

Weighted-average fair value of options granted	$0.83	$0.75	$5.29
Risk-free rate	3.50%	2.54%	3.25%
Expected life, in years	4.0	4.0	4.6
Dividend yield	0%	0%	0%
Volatility	0%	0%	25.23%

Debt Issuance Costs
      Debt issuance costs relating to the Company’s credit facilities are deferred and amortized to interest expense using the straight-line method, which approximates the interest method, over the respective terms of the debt concerned.

Net income per share
      Basic income per common share is computed by dividing reported net income by the weighted average number of common shares and common shares obtainable upon the exchange of exchangeable shares outstanding during each period.
      Diluted income per common share is computed by dividing reported net income by the weighted average number of common shares, common shares obtainable upon the exchange of exchangeable shares, and dilutive

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common equivalent shares outstanding during each period. Dilutive common equivalent shares consist of stock options and warrants.

Derivatives
      The Company utilizes derivative financial instruments to reduce interest rate risks and does not hold derivative instruments for trading purposes. Derivatives are accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company recognizes derivative instruments as either assets or liabilities in the balance sheet and measures them at fair value. If designated as a cash flow hedge, the corresponding changes in fair value are recorded in stockholders equity (as a component of comprehensive income/expense).

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29 and requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.
      In December 2004 the FASB issued revised SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) requires that a public entity measure and recognize in the statement of operations the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Adoption of SFAS 123(R) is required for fiscal periods beginning after June 15, 2005. The Company has not determined which transition alternative it will elect upon adoption of SFAS 123(R), and is evaluating SFAS 123(R) and believes it will reduce operating earnings after adoption, however, it will not impact The Company’s financial position or cash flows.

Reclassification
      Certain prior year amounts have been reclassified to conform with current year’s presentation.

(2)	Acquisitions
      There were no material acquisitions during 2004. During 2002 and 2003, the Company completed four strategic acquisitions of contract research organizations in order to expand its international operations and therapeutic expertise.

ClinCare Consulting BVBA
      On December 1, 2003, the Company acquired all of the equity of ClinCare Consulting BVBA (“ClinCare”). The Company paid approximately a combined $4.0 million of cash and 156,824 shares of common stock of the Company. The acquisition was accounted for as a business combination using the purchase method of accounting. Results of ClinCare’s acquired operations have been included in the consolidated financial statements from the date of acquisition.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The purchase price, including certain adjustments subsequent to the closing date of the ClinCare acquisition, was allocated as follows (dollars in thousands):

Accounts receivable	$266
Other current assets	23
Fixed assets and other tangible assets	15
Goodwill and identifiable intangibles	2,686
Liabilities	(196)

Purchase price, net of cash acquired of $1.2 million	$2,794

Valid-Trio GmbH
      On October 8, 2003, the Company acquired all of the assets and benefits of existing contracts of Valid-Trio GmbH (“Valid-Trio”). The Company paid $0.2 million in cash consideration. The purchase resulted in recorded goodwill of $0.2 million. Results of Valid-Trio’s acquired operations have been included in the consolidated financial statements from the date of acquisition.

CroMedica International Inc.
      On June 19, 2002, the Company acquired all of the outstanding equity of CroMedica International Inc. (“CroMedica”). The Company paid approximately $25.3 million in cash, common stock and exchangeable shares and assumed liabilities of approximately $25.0 million. Results of CroMedica’s operations have been included in the consolidated financial statements of the Company from the date of acquisition. The fair value of options assumed in the transaction was estimated using the Black-Scholes option pricing model.
      The purchase price, including certain adjustments subsequent to the closing date of the CroMedica acquisition, was allocated as follows (dollars in thousands):

Other assets	$19,038
Other liabilities	(24,980)
Goodwill	28,351
Intangible assets	2,917

$25,326

Staticon International España, SA
      On April 19, 2002, the Company acquired all of the outstanding equity of Staticon International, SA (“Staticon”). The Company paid approximately $3.3 million in cash and equity and assumed liabilities of approximately $1.5 million. The acquisition was accounted for as a business combination using the purchase method of accounting. Results of Staticon’s acquired operations have been included in the consolidated financial statements from the date of acquisition.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The purchase price, including certain adjustments subsequent to the closing date of the Staticon acquisition, was allocated as follows (dollars in thousands):

Accounts receivable	$484
Fixed assets and other tangible assets	1,007
Goodwill	2,432
Intangibles	908
Liabilities	(1,491)

$3,340

(3)	Marketable securities
      The Company has short-term investments in Auction Rate Securities, or ARS. ARS generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments are classified as short-term investments. The Company’s short-term investments are classified as available-for-sale securities due to management’s intent regarding these securities. As of December 31, 2003 and 2004, there were no unrealized gains or losses associated with these investments and the adjusted fair market value equaled the adjusted cost. There were no marketable securities at December 31, 2003. At December 31, 2004, the Company held $24.5 million in marketable securities.

(4)	Accounts receivable and unbilled services
      Accounts receivable and unbilled services include service revenue, reimbursement revenue, and amounts associated with work performed by investigators (dollars in thousands):

	As of December 31,

	2003	2004

Accounts receivable	$55,584	$59,384
Unbilled services	48,513	29,993

	104,097	89,377
Less: Allowance for doubtful accounts	(4,580)	(4,897)

	$99,517	$84,480

(5)	Fixed assets
      Fixed assets consisted of the following (dollars in thousands):

	As of December 31,

	2003	2004

Leasehold improvements	$3,880	$4,714
Computer hardware and software	23,731	30,473
Furniture and equipment	8,803	9,856
Less: Accumulated depreciation and amortization	(14,539)	(23,382)

	$21,875	$21,661

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Depreciation expense for the years ended December 31, 2002, 2003 and 2004 were $5.3 million, $7.2 million and $8.8 million, respectively.

(6)	Goodwill and Other Intangibles
      The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004 were as follows (dollars in thousands):

Carrying amount as of December 31, 2002	$100,560
Acquisitions	3,283
Adjustments to finalize purchase price allocations	(5,662)
Foreign currency exchange rate changes	2,756

Carrying amount as of December 31, 2003	100,937
Foreign currency exchange rate changes	403

Carrying amount as of December 31, 2004	$101,340

      Other intangibles consist of the following (dollars in thousands):

	Weighted	As of December 31, 2003			As of December 31, 2004
	Average
	Amortization	Gross			Gross		Net
	Period	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Non-compete and other agreements	2	$2,198	$2,131	$67	$2,776	$2,442	$334
Customer relationships	10	7,879	1,501	6,378	7,897	2,319	5,578
Trade names	Indefinite	19,954	500	19,454	19,970	473	19,497

		$30,031	$4,132	$25,899	$30,643	$5,234	$25,409

      Amortization expense related to other intangibles was approximately $1.6 million, $1.4 million and $0.9 million for 2002, 2003 and 2004, respectively. For each of the next five years, amortization expense relating to the identified intangibles is expected to be $1.1 million for 2005 and $0.8 million for 2006 through 2009.

(7)	Accrued expenses
      Accrued expenses consisted of the following (dollars in thousands):

	As of December 31,

	2003	2004

Accrued payroll and related expenses	$16,645	$20,503
Accrued expenses	9,643	15,172

	26,288	35,675
Less current portion of accrued expenses	(25,310)	(32,437)

	$978	$3,238

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Long-Term Debt
      Long-term debt consisted of the following (dollars in thousands):

	As of December 31,

	2003	2004

Senior notes payable	$60,000	$—
Obligations under capital leases	492	225

	60,492	225
Less current portion	(2,682)	(150)

	$57,810	$75

Credit Agreement
      On December 23, 2003 the Company completed a refinancing of its debt facilities. The Company amended and restated its credit agreement (the “Credit Agreement”) to provide a $25.0 million revolving loan (“Revolver”); a $20.0 million term loan A; and a $40.0 million term loan B. The term loan A and the term loan B are collectively referred to as the Senior Notes Payable. The Revolver was a revolving line of credit facility that had a five-year term. The variable interest rate was a spread over either (a) the prime rate or the rate which was 0.5% in excess of the federal funds rate or (b) the eurodollar rate. The facility had a mandatory repayment feature based upon certain financial covenants predicated on (a) annual leverage ratios or (b) the occurrence of certain financial transactions or divestitures. The Company was required to pay a commitment fee on the unused commitments depending on the leverage ratio. As of December 31, 2003, there were no borrowings under the Revolver. The Revolver secured $0.6 million in letters of credit outstanding in connection with various real estate leases and a $3.4 million revolving credit facility for European operations. No amounts had been drawn on the letter of credit. The Senior Notes Payable were floating rate term loans with scheduled fixed, quarterly repayments through 2009. The variable interest rate was based on a fixed spread over either (a) the greater of the prime rate or the rate which was 0.5% in excess of the federal funds rate or (b) the eurodollar rate. At December 31, 2003, the weighted average interest rate of 4.0% existed on the $60.0 million outstanding under Senior Notes Payable. These facilities had mandatory repayments similar to those of the Revolver. The Senior Notes Payable and the Revolver were secured by the Company and were subject to certain quarterly covenants. As of December 31, 2003, the Company was in compliance with all of the covenants of the above Credit Agreement. On May 17, 2004, the Company amended this facility and increased the term loan A to $20.7 million, term loan B to $43.1 million, and the revolver to $23.8 million. In connection with the Company’s initial public offering, the Senior Notes Payable were paid off on November 23, 2004.
      On December 23, 2004, the Company entered into a new revolving credit facility with a syndicate of banks (the “Credit Facility”) and terminated its credit facility dated December 23, 2003, as amended May 17, 2004. The Credit Facility provides for a $75.0 million revolving line of credit that terminates on December 23, 2008 or earlier in certain circumstances. At any time within three years after December 23, 2004 and so long as no event of default is continuing, the Company has the right, in consultation with the administrative agent, to request increases in the aggregate principal amount of the facility in minimum increments of $5.0 million up to an aggregate increase of $50.0 million (and which would make the total amount available under the facility $125.0 million). The Credit Facility is available for general corporate purposes (including working capital expenses, capital expenditures, and permitted acquisitions), the issuance of letters of credit and swingline loans. A portion of the facility is available for alternative currency loans.
      The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a LIBOR rate plus, in each case, an applicable margin. The base rate is

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a fluctuating interest rate equal to the higher of (a) the prime rate and (b) the overnight federal funds rate plus 0.50%. The Company may choose interest periods of 1, 2, 3 or 6 months. In addition, the Company is required to pay to the lenders under the facility a commitment fee of 0.25% or 0.375% per annum for unused commitments depending on the Company’s leverage ratio. Voluntary prepayments of loans and voluntary reductions in the unused commitments under the Credit Facility are permitted in whole or in part, in minimum amounts and subject to certain other limitations. The facility is unsecured, but the Company has granted a pledge on its assets and those of its subsidiaries that guarantees the facility for the benefit of the lenders under the facility. The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio, and a minimum net worth. As of December 31, 2004, the Company was in compliance with all of the covenants of the revolving credit agreement. Approximately $0.75 million and $1.2 million of deferred financing costs were expensed as of December 31, 2003 and 2004, respectively, as a result of the refinancings.

Subordinated Notes Payable
      In connection with the December 23, 2003 refinancing the Company prepaid the $20.0 million subordinated notes payable, of which $18.4 million was outstanding at December 31, 2002. The Company has no further obligation to the former holders of the subordinated notes payable. Upon the repayment of the subordinated notes payable, the Company recorded an additional interest expense of $0.8 million for the recognition of the remaining unamortized debt issuance costs.
      The Company had an interest rate agreement that it used to offset potential adverse effects of rising interest rate charged on the Senior Notes Payable. The interest rate agreement is structured such that, when base interest rates rise above or fall below certain thresholds, the Company receives payments based on a variable interest rate and makes payments based on a fixed interest rate. During the periods the Senior Notes Payable were outstanding, the interest rate agreement was not held for speculative purposes and the Company accounted for the interest rate agreement as a hedge during those periods. The amounts paid or received under this agreement were recognized as adjustments to interest expense. The Company recorded a liability for the fair value of this interest rate agreement of $0.2 million and $0.0 million at December 31, 2003 and December 31, 2004, respectively. This liability was included in other accrued expenses. The corresponding amounts were included in other comprehensive income, as the Company met the criteria of FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to record the interest rate agreement as a cash flow hedge. Subsequent to the payoff of the Senior Notes Payable on November 26, 2004, the interest rate agreement did not meet the criteria of FAS 133 and the change in value from that date to December 31, 2004, which was immaterial, was recorded as other income.

Capital Leases
      The Company leases certain equipment having an original cost basis of approximately $2.0 and $1.9 million as of December 31, 2003 and 2004, respectively, under a capital lease agreement. Accumulated depreciation of approximately $1.3 million and $1.5 million has been recorded as of December 31, 2003 and 2004, respectively. The leases expire in various years through 2008.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Aggregate principal payments of long-term debt, including payments under capitalized lease agreements as of December 31, 2004, are as follows (dollars in thousands):

Long-Term
Year Ending December 31,	Debt

2005	$175
2006	55
2007	7
2008	2
Less: interest on capitalized leases	(14)

Total	$225

(9)	Income Taxes
      The provision for income taxes was as follows (dollars in thousands):

	Year Ended December 31,

	2002	2003	2004

Current:
Federal	$5,236	$6,201	$6,303
State	1,294	1,390	2,086
Foreign	191	3,315	1,215

Total current	6,721	10,906	9,604

Deferred:
Federal	(1,068)	(3,344)	5,973
State	(160)	(554)	68
Foreign	(651)	255	(1,678)
Valuation allowance	651	(354)	(1,970)

Total deferred	(1,228)	(3,997)	2,393

	$5,493	$6,909	$11,997

      The foreign subsidiaries are taxed separately in their respective jurisdictions. As of December 31, 2004, the Company had cumulative foreign net operating loss carryforwards of approximately $17.9 million. No benefit for these net operating losses has been recognized for financial statement purposes. The carryforward periods for these losses vary from five years to an indefinite number of years depending on the jurisdiction. The Company’s ability to offset future taxable income with the foreign net operating loss carryforwards may be limited in certain instances, including changes in ownership.
      The cumulative amount of undistributed earnings of foreign subsidiaries for which the Company has not provided U.S. income taxes at December 31, 2004 was approximately $20.2 million. No provision has been made for the additional taxes that would result from the distribution of earnings of foreign subsidiaries since such earnings are deemed to have been permanently invested in the foreign operations.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for income taxes results in effective tax rates that differ from the expected tax provision or benefit at the U.S. federal statutory rate as follows:

	Year Ended
	December 31,

	2002	2003	2004

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	5.3	4.2	4.4
Nondeductible expenses	1.1	1.9	1.0
Amortization of goodwill	—	—	—
Utilization of previously unrecognized foreign operating losses and current year foreign losses for which no benefit has been recognized	4.3	(3.1)	(4.2)
Other	3.7	(3.7)	.4

Effective income tax rate	49.4%	34.3%	36.6%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Significant components of the Company’s deferred taxes were as follows (dollars in thousands):

	December 31,

	2003	2004

Foreign operating loss carryforwards	$8,269	$6,299
Prepaid items	(248)	(557)
Accruals and reserves	6,066	5,957
Identified intangibles	(8,656)	(8,328)
Depreciation	(3,799)	(2,869)
Deferred revenue	4,832	1,600
Valuation allowance	(8,269)	(6,299)

Net deferred tax liability	$(1,805)	$(4,197)

      Included in the deferred tax asset relating to operating loss carryforwards as of December 31, 2004 and 2003 is $3.0 million relating to operating loss carryforwards acquired in the CroMedica transaction.
      In determining the extent to which a valuation allowance for net deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry back opportunities, and other tax planning strategies. The valuation allowance at December 31, 2003 and December 31, 2004, relates to foreign net operating losses. The Company believes that it is more likely than not that the deferred tax asset related to these foreign net operating losses will not be realized. If in the future, the Company determines that utilization of these deferred tax assets related to the foreign net operating losses becomes more likely than not, the Company will reduce the valuation allowance at that time.

(10)	Stockholders’ Equity

Authorized Shares
      The Company is authorized to issue up to forty million shares of stock, of which thirty-six million have been designated as common stock and four million have been designated as preferred stock.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Warrants
      The Company issued a warrant to each holder of subordinated notes payable upon the closing of the Merger. The warrants were immediately exercisable upon issuance into 972,796 shares of common stock of the Company, had an exercise price of $0.01 per share, and expire in June 2009. The pro rata fair value of these warrants of $2.0 million was determined using the Black Scholes valuation model and recorded as additional debt discount which was amortized as additional interest expense. The unamortized debt discount of $1.3 million was charged to interest expense upon the repayment of the subordinated notes payable in 2003. On December 18, 2003 and January 19, 2004 the warrants were exercised and 243,200 shares and 729,596 shares, respectively, of common stock were issued.

Initial Public Offering
      On November 18, 2004, the Company’s common stock began trading on The Nasdaq National Market under the symbol “PRAI.” The initial public offering including the underwriters allotment consisted of 3.9 million shares of common stock sold by the Company and an additional 3.0 million shares sold by the selling shareholders at an initial offering price of $19.00 per share. The Company received from the offering net proceeds of approximately $67.0 million, after offering expenses, of which it used $28.7 million to extinguish all outstanding principal and accrued interest under the credit facilities. The remaining net proceeds of approximately $38.3 million will be used for the execution of the Company’s strategy of expanding its therapeutic expertise, service offerings and geographic reach, including possible future acquisitions. The Company received no proceeds from the sale of common stock by the selling stockholders.

Stockholders’ Agreement
      The Company and its stockholders are party to an agreement which, among other provisions, provides the Company with the right, in certain instances, to repurchase shares owned by stockholders and affords certain stockholders with security registration rights.

Exchangeable Shares
      In connection with the CroMedica acquisition, the Company issued 1,115,796 exchangeable shares to the controlling stockholders of CroMedica. Prior to the initial public offering these exchangeable shares were converted into the like number of shares of common stock of the Company.

Notes Receivable from Stockholders
      In December 2001, an executive officer and stockholder exercised options to purchase 270,176 shares of common stock. In consideration, the Company received a note for $0.4 million that bears interest at 4.8% per year.
      In January 2004, six officers and stockholders exercised options to purchase an aggregate 888,272 shares of common stock. In consideration, the Company received notes totaling $1.8 million that bear interest at 4.0% per year.
      Prior to the Company’s IPO, all notes receivable from stockholders and the related interest were paid in full.

Stock and Option Repurchase and Dividend and Bonus Payment
      In January 2004, the Company closed its tender offer to repurchase shares and vested options. The Company repurchased 14,216 shares of common stock and recorded treasury stock for $0.1 million. The

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company also repurchased 843,260 vested stock options, primarily from a former employee, which resulted in an operating compensation expense of $3.7 million.
      Subsequent to the closure of the tender offer, the board of directors declared a $0.94 per share dividend payable to all stockholders and a $0.94 per option bonus to all current employee option holders. The total dividend amount of $16.9 million was recorded as a reduction of retained earnings. For the portion of the bonus relating to vested options, the Company recorded bonus expense of $2.7 million. The total compensation expense recognized during 2004 as a result of the option repurchase and per option bonus payment was $6.5 million.

(11)	Stock Options
      The Company generally grants stock options with exercise prices at least equal to the then fair market value of the Company’s common stock, as determined by the board of directors.
      Options generally vest over a four-year period and expire not more than ten years from the date of grant. As of December 31, 2004, there were 2,023,738 authorized and unissued options available for issuance.
      The following table summarizes the Company’s stock option activity:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2002	4,993,852	$3.28
Granted	382,000	7.81
Exercised	(115,084)	0.33
Expired/forfeited	(154,744)	3.13

Outstanding at December 31, 2003	5,106,024	3.69
Granted	1,102,500	16.50
Exercised	(1,346,647)	2.40
Repurchased	(843,260)	2.25
Expired/forfeited	(619,636)	4.24

Outstanding at December 31, 2004	3,398,981	$8.46

      The following table summarizes information regarding options outstanding and exercisable as of December 31, 2004:

	Options Outstanding

		Weighted-		Options Exercisable
		Average
	Number Outstanding	Remaining	Weighted-	Number	Weighted-
	as of December 31,	Contractual	Average	Exercisable as of	Average
Range of Exercise Price	2004	Life in Years	Exercise Price	December 31, 2004	Exercise Price

$ 0.02 - $ 1.48	48,496	6.59	$0.38	48,496	$0.38
2.50 - 2.79	177,329	4.23	2.70	177,329	2.70
3.18 - 3.49	1,080,343	5.90	3.35	861,100	3.32
4.03 - 6.56	686,234	7.60	6.44	507,117	6.48
7.50 - 8.56	344,079	8.39	7.84	88,000	7.83
10.63 - 19.00	1,062,500	9.65	16.50	—	—

	3,398,981	7.59	$8.46	1,682,042	$4.36

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the weighted-average shares used to compute the basic and diluted earnings per share.

	Year Ended December 31,

	2002	2003	2004

Weighted-average common shares outstanding — basic	15,204,232	15,965,408	18,442,313
Effect of stock options and warrants	2,353,400	2,700,604	1,887,539

Weighted-average common shares outstanding — diluted	17,557,632	18,666,012	20,329,852

(12)	Commitments and Contingencies

Operating Leases
      The Company leases office space under operating lease agreements expiring in various years through 2015. The Company has sublease agreements for certain facilities to reduce rent expense and accommodate expansion needs. The subleases expire in various years through 2006. Sublease rental income of $0.8 million and $1.5 million was recorded as a reduction of rent expense during each of the years ended December 31, 2003 and 2004, respectively. The Company also leases certain office equipment under operating leases expiring in various years through 2005.
      Rent expense under non-related party operating leases, net of sublease rental income, for the years ended December 31, 2002, 2003, and 2004 was approximately $7.5 million, $9.8 million, and $12.7 million respectively.
      The Company leases operating facilities from a related party. The leases, which have a renewal option, began on April 1, 1997, and expired on September 30, 2004. Three of the four leases were extended through June 2005. The leases feature fixed annual rent increases of approximately 2.7%. Rental expense under these leases was approximately $1.6 million, $1.4 million, and $1.6 million for the years ended December 31, 2002, 2003, and 2004 respectively.
      Future minimum lease commitments on non-cancelable operating leases are as follows (dollars in thousands):

			Sublease
	Related		Rental
Year Ending December 31,	Party	Other	Income	Net Total

2005	$741	$16,938	$(1,287)	$16,392
2006	—	15,060	(778)	14,282
2007	—	12,793	(65)	12,728
2008	—	10,579	—	10,579
2009	—	10,565	—	10,565
Thereafter	—	43,125	—	43,125

	$741	$109,060	$(2,130)	$107,671

Employment Agreements
      The Company has entered into employment and non-compete agreements with certain management employees. In the event of termination of employment, employees will receive up to one year of their annual salary. Each employment agreement also contains provisions that restrict the employees’ ability to compete directly with the Company for a period of one year after employment terminates. In addition, stock option

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
grant agreements of these employees provide the Company with the right to repurchase from the employee or the employee with the right to sell to the Company, stock owned by the employee in certain, limited instances of termination.

Legal Proceedings
      The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. Although the outcome of such claims is uncertain, management believes that these legal proceedings will not have a material adverse effect on the financial condition or results of future operations of the Company.
      The Company is involved in an arbitration proceeding with Cell Therapeutics, Inc. (formerly Novuspharma S.p.A.) before the International Chamber of Commerce, International Court of Arbitration related to a dispute over the performance of clinical trial services. The Company seeks payment of approximately $0.7 million for unpaid services and expenses. Cell Therapeutics has counterclaimed and seeks $3.8 million for refunds of prior payments, $4.6 million for recuperation of lost investments, $20.3 million for expenses incurred, and unspecified damages for loss of commercial reputation and profits. The Company believes these counterclaims are without merit and is vigorously contesting them.

Insurance
      The Company currently maintains insurance for risks associated with the operation of its business, provision of professional services, and ownership of property. These policies provide coverage for a variety of potential losses, including, without limitation, loss or damage to property, bodily injury, general commercial liability, professional errors and omissions, and medical malpractice. The Company’s retentions and deductibles associated with these insurance policies range from $0.025 million to $0.5 million.

Employee Health Insurance
      The Company is self-insured for health insurance for employees within the United States. The Company maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.15 million per member per year. As of December 31, 2003 and 2004, the Company maintained a reserve of approximately $1.0 million and $1.25 million, respectively, included in other accrued expense on the consolidated balance sheets, to cover open claims and estimated claims incurred but not reported.

(13)	Employee Benefit Plan
      The Company maintains a 401(k) Plan (the “Plan”) in the United States, which covers substantially all employees of its U.S. subsidiary. Eligible employees may contribute up to 20% of their pre-tax salary, and the Company will match a maximum of 50% of employee contributions up to 6% of base salary. The employer contributions to the Plan were approximately $1.5 million for both the years ended December 31, 2003 and 2004, respectively.

(14)	Lease Termination
      In November 2004, the Company relocated its corporate headquarters to Reston, Virginia and vacated its leased building in Mclean, Virginia. During the quarter ended December 31, 2004, a $1.3 million charge was recorded for the remaining lease payments net of estimated sublease income. No payments or adjustments were made against this liability as of December 31, 2004.
      During the second quarter of 2003 the Company closed its Cambridge, England office to eliminate excess internal capacity. The Company recorded an expense of $2.6 million related to this action, which is recorded in selling, general and administrative expenses and consists primarily of lease termination costs. Payments of

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$0.1 million were made resulting in a total accrued restructuring liability balance of $2.5 million at December 31, 2003. During 2004 the company revised its estimate of lease termination costs resulting in an additional charge of approximately $0.8 million. Payments of approximately $0.8 million were made during the year, resulting in a total accrued restructuring liability of $2.5 million at December 31, 2004.

(15)	Related-Party Transactions
      As described in Note 12, the Company leases certain operating facilities from a related party.
      Subject to the provisions of the Senior Note Payable, the Company paid management fees to its majority stockholder. The Company recorded management fees of $0.8 million, $0.8 million and $0.7 million for the years ended December 31, 2002, 2003 and 2004, respectively. In connection with the initial public offering, the management fee arrangement was terminated.
      At December 31, 2003, there was a $0.4 million secured promissory note outstanding from an officer of the Company which was recorded as a reduction of additional paid-in capital. During 2004, the Company received additional secured promissory notes from six officers of the Company totaling approximately $1.8 million. These were recourse notes that were secured by the common stock of the Company. Prior to the Company’s IPO these amounts were paid in full.

(16)	Segment Reporting — Operations by Geographic Area
      The Company’s operations consist of one reportable segment, which represents management’s view of the Company’s operations based on its management and internal reporting structure. The following table presents certain enterprise-wide information about the Company’s operations by geographic area (dollars in thousands):

	Year Ended December 31,

	2002	2003	2004

Service revenue
United States	$135,887	$167,097	$175,705
Canada	9,660	24,880	24,704
Europe	29,208	52,101	70,715
Other	1,610	3,810	6,355

	$176,365	$247,888	$277,479

Long-lived assets
United States	$104,967	$123,971	$122,988
Canada	15,957	11,169	10,750
Europe	22,012	16,280	16,512
Other	5,085	1,222	1,313

	$148,021	$152,642	$151,563

(17)	Subsequent Events
      On January 20, 2005, the Company entered into foreign currency derivatives to mitigate exposure to movements between the US dollar and the British pound and the US dollar and Euro. The Company agreed to purchase a given amount of British pounds and Euros at established dates through 2005. The transactions were structured as no-cost collars whereby the Company will neither pay more than an established ceiling exchange rate nor less than an established floor exchange rate on the notional amounts hedged. These derivatives are

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company recognizes derivatives as instruments as either assets or liabilities in the balance sheet and measures them at fair value. These derivatives are designated as cash flow hedges and accordingly the changes in fair value will be recorded in stockholders equity (as a component of comprehensive income/expense).

(18)	Quarterly Financial Data
      The following table sets forth certain unaudited quarterly consolidated financial data for each quarter in our last completed fiscal year and the two subsequent quarters. In the opinion of the Company’s management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements contained herein and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information set forth therein when read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Service revenue	$58,844	$63,386	$64,167	$61,491
Direct costs	31,299	32,436	31,152	31,614
Selling, general, and administrative	17,654	20,927	20,942	21,062
Depreciation and amortization	2,185	2,081	2,237	2,464
Income from operations	7,506	7,741	9,636	6,153
Net income (loss)	4,005	3,613	6,557	(928	)(1)
Net income (loss) per share:
Basic	$0.25	$0.23	$0.41	$(0.06)
Diluted	$0.21	$0.18	$0.33	$(0.06)
FTE’s(2)	2,102	2,121	2,106	2,172

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Service revenue	$66,830	$69,130	$70,311	$71,208
Direct costs	32,771	33,304	32,814	35,178
Selling, general, and administrative	21,993	21,811	23,576	22,759
Depreciation and amortization	2,337	2,358	2,355	2,641
Income from operations	4,265	11,136	10,964	10,062
Net income	2,357	7,534	5,967	4,891
Net income per share:
Basic	$0.13	$0.42	$0.33	$.25
Diluted	$0.12	$0.37	$0.29	$.22
FTE’s(2)	2,211	2,229	2,274	2,299

(1)	In connection with the December 23, 2003 refinancing the Company prepaid the $20 million subordinated notes payable. Approximately $1.9 million of related debt issuance costs were expensed and are included in the quarter ended December 31, 2003 loss of $928,000.

(2)	Represents the average or mathematical number of full time equivalent employees for the stated period.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA International

By:	/s/ Patrick K. Donnelly

Name: Patrick K. Donnely

Title:	Chief Executive Officer
Dated: March 18, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick K. Donnelly Patrick K. Donnelly	President and Chief Executive Officer	March 18, 2005

/s/ J. Matthew Bond J. Matthew Bond	Senior Vice President, Chief Financial Officer, Assistant Treasurer and Assistant Secretary	March 18, 2005

/s/ David G. Mathews, III David G. Mathews, III	Vice President and Controller	March 18, 2005

/s/ Jean-Pierre L. Conte Jean-Pierre L. Conte	Director	March 18, 2005

/s/ Melvin D. Booth Melvin D. Booth	Director	March 18, 2005

/s/ Robert E. Conway Robert E. Conway	Director	March 18, 2005

/s/ Armin Kessler Armin Kessler	Director	March 18, 2005

/s/ Robert J. Weltman Robert J. Weltman	Director	March 18, 2005

Exhibit Index

Exhibit No.		Description of Exhibit

3	.1(1)	Second Amended and Restated Certificate of Incorporation of PRA International
3	.2(1)	Amended and Restated Bylaws of PRA International

4	.1(1)	2001 Stock Option Plan

4	.2(1)	1997 Stock Option Plan

4	.3(1)	1993 Stock Option Plan, as amended and restated

4.4		2004 Incentive Award Plan

10	.1(2)	Credit Agreement by and among PRA International, its affiliates and the lenders party thereto

10	.2(1)	Registration Rights Agreement by and among PRA International and the parties identified therein

10	.3(1)	Stockholders Agreement by and among PRA International and the parties identified therein

10	.4(1)	Form of Stockholder Agreement

10	.5(1)	Employment and Non-Competition Agreement of Patrick K. Donnelly

10	.6(1)	Employment and Non-Competition Agreement of David W. Dockhorn

10	.7(1)	Employment and Non-Competition Agreement of Erich Mohr

10	.8(1)	Employment and Non-Competition Agreement of James C. Powers

10	.9(1)	Securities Purchase Agreement by and among Genstar Capital Partners III, L.P., Stargen III, L.P. and PRA International

10	.10(3)	Form of Option Agreement

21.1		Subsidiaries of PRA International

23.1		Consent of PricewaterhouseCoopers LLP

31.1		Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registration Statement on Form S-1 filed on June 14, 2004 (File No. 333–116424), as amended by Amendment No. 1 filed on July 29, 2004, by Amendment No. 2 filed on September 21, 2004, by Amendment No. 3 filed on October 22, 2004, by Amendment No. 4 filed on October 28, 2004 and by Amendment No. 5 filed on November 16, 2004

(2)	Incorporated by reference to Form 8-K filed on December 29, 2004

(3)	Incorporated by reference to Form 8-K filed on February 2, 2005