Form 10-Q
period 2005-03-31
PRA International
filed 2005-05-06
CIK 1293243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to
Commission File Number:

PRA INTERNATIONAL
(Exact name of Registrant as Specified in Its Charter)

Delaware	54-2040171
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
12120 Sunset Hills Road
Suite 600
Reston, Virginia 20190

(Address of principal executive offices)
(703) 464-6300
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 5, 2005, 22,378,491 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS
PRA INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2004	2005

		(Unaudited)
	(In thousands, except per
	share amounts)
ASSETS
Current assets
Cash and cash equivalents	$65,888	$68,996
Marketable securities	24,500	—
Accounts receivable and unbilled services, net	84,480	81,773
Prepaid expenses and other current assets	5,844	8,113
Deferred tax assets	5,069	4,992

Total current assets	185,781	163,874
Fixed assets, net	21,661	21,038
Goodwill	101,340	101,077
Other intangibles, net of accumulated amortization of $5,479 and $5,234 as of March 31, 2005 and December 31, 2004, respectively	25,409	25,090
Other assets	3,153	3,072

Total assets	$337,344	$314,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,190	$12,612
Accrued expenses	32,437	26,766
Income taxes payable	11,875	9,216
Advance billings	114,801	95,738

Total current liabilities	174,303	144,332
Deferred tax liability	9,349	8,820
Other liabilities	3,313	3,303

Total liabilities	186,965	156,455

Stockholders’ equity
Common stock $0.01 par value; 36,000,000 shares authorized as of March 31, 2005 and December 31, 2004; 22,378,199 and 22,337,822 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	223	224
Treasury stock	(93)	(93)
Additional paid-in capital — common stock	124,737	124,832
Accumulated other comprehensive income	2,858	3,121
Retained earnings	22,654	29,612

Total stockholders’ equity	150,379	157,696

Total liabilities and stockholders’ equity	$337,344	$314,151

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2004	2005

	(Unaudited)
	(In thousands, except
	per share amounts)
Revenue
Service revenue	$66,830	$73,592
Reimbursement revenue	6,965	7,859

Total revenue	73,795	81,451
Operating expenses
Direct costs	32,771	35,277
Reimbursable out-of-pocket costs	6,965	7,859
Selling, general, and administrative	21,993	24,380
Option purchase	3,713	—
Employee per option bonus related to tender	1,551	—
Depreciation and amortization	2,337	2,776
Management fee	200	—

Income from operations	4,265	11,159
Interest expense	(822)	(160)
Interest income	47	249
Other expenses, net	452	(26)

Income before income taxes	3,942	11,222
Provision for income taxes	1,585	4,264

Net income	$2,357	$6,958

Net income per share
Basic	$0.13	$0.31
Diluted	$0.12	$0.28
Weighted average number of common shares outstanding
Basic	17,653	22,366
Diluted	19,857	24,626
The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND OTHER COMPREHENSIVE INCOME

					Additional
					Paid-In	Accumulated	Retained
	Common Stock		Treasury Stock		Capital —	Other	Earnings/		Other
					Common	Comprehensive	(Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Stock	Income/(Loss)	Deficit)	Total	Income

Balance as of December 31, 2004	22,337,822	$223	14,216	$(93)	$124,737	$2,858	$22,654	$150,379
Exercise of common stock options	40,377	1	—	—	145	—	—	146
Net income	—	—	—	—	—	—	6,958	6,958	$6,958
Issuance costs related to initial public offering	—	—	—	—	(50)	—	—	(50)
Other comprehensive income
Foreign currency translation adjustment, net of tax	—	—	—	—	—	318	—	318	318
Fair market value adjustments on interest rate agreement, net of tax	—	—	—	—	—	(55)	—	(55)	(55)

Comprehensive income									$7,221

Balance as of March 31, 2005 (unaudited)	22,378,199	$224	14,216	$(93)	$124,832	$3,121	$29,612	$157,696

The accompanying notes are an integral part of these financial statements

PRA INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2004	2005

	(Unaudited)
	(In thousands)
Cash flow from operating activities
Net income	$2,357	$6,958
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,337	2,776
Provision for doubtful receivables	509	87
Amortization of debt discount	58	—
Provision for deferred income taxes	3	(580)
Changes in assets and liabilities:
Accounts receivable and unbilled services	240	2,057
Prepaid expenses and other assets	(2,570)	(2,400)
Accounts payable and accrued expenses	(4,810)	(7,846)
Income taxes	1,393	(2,525)
Advance billings	2,471	(18,019)

Net cash provided by (used in) operating activities	1,988	(19,492)

Cash flow from investing activities
Purchase of fixed assets	(1,607)	(2,022)
Disposal of fixed assets	—	7
Purchase of marketable securities	—	(22,375)
Proceeds from marketable securities	—	46,875
Cash paid for acquisitions, net of cash acquired	75	—

Net cash provided by (used in) investing activities	(1,532)	22,485

Cash flow from financing activities
Repayment of debt and capital leases	(1,286)	(48)
Issuance of stockholder notes receivable	(1,777)	—
Payment of dividends	(16,851)	—
Purchase of treasury stock	(93)	—
Issuance costs from initial public offering	—	(50)
Proceeds from stock option and warrant exercises	1,920	146

Net cash provided by (used in) financing activities	(18,087)	48
Effect of exchange rate on cash and cash equivalents	792	67

Increase (decrease) in cash and cash equivalents	(16,839)	3,108
Cash and cash equivalents at beginning of period	32,328	65,888

Cash and cash equivalents at end of period	$15,489	$68,996

Supplemental disclosure of cash flow information
Cash paid for taxes	$342	$7,218

Cash paid for interest	$840	$74

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Preparation
      The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated condensed financial statements together with the historical consolidated financial statements of PRA International and subsidiaries for the years ended December 31, 2004, 2003, and 2002 included in our Annual Report on Form 10-K for the year ended December 31, 2004.

(2)	Significant Accounting Policies

Principles of Consolidation
      The accompanying consolidated condensed financial statements include the accounts and results of operations of the Company. All significant intercompany balances and transactions have been eliminated. Investments in which the Company exercises significant influence, but which do not control (generally 20% to 50% ownership interest), are accounted for under the equity method of accounting. To date, such investments have been immaterial.

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

Marketable securities
      The Company had short-term investments in Auction Rate Securities, or ARS. ARS generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments are classified as short-term investments. The Company’s short-term investments were classified as available-for-sale securities due to management’s intent regarding these securities. As of March 31, 2004 and 2005, there were no unrealized gains or losses associated with these investments and the adjusted fair market value equaled the adjusted cost. At December 31, 2004, the Company held $24.5 million in marketable securities. During the first quarter of 2005, additional positions were purchased, however all positions were sold prior to March 31, 2005.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Other Intangibles
      The Company follows Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), whereby goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Separate intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. The most recent annual test performed for 2004 did not identify any instances of impairment and there were no events through March 31, 2005 that warranted a reconsideration of our impairment test results.

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

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      As is customary in the industry, the Company routinely enters into separate agreements on behalf of its clients with independent physician investigators in connection with clinical trials. The reimbursements received for investigator fees are netted against the related cost, since such fees are the primary obligation of the Company’s clients, on a “pass-through basis,” without risk or reward to the Company. The Company is not obligated either to perform the service or to pay the investigator in the event of default by the client. The amounts identified for payment to investigators were $14.1 million and $15.4 million for the quarters ending March 31, 2005 and 2004, respectively.

Significant Customers
      Service revenue from individual customers greater than 10% of consolidated service revenue in the respective periods was as follows:

	Quarter Ended
	March 31,

	2004	2005

Customer A	13%	14%
Customer B	*	12%

*	Less than 10% of consolidated service revenues in the respective period.
      Due to the nature of the Company’s business and the relative size of certain contracts, it is not unusual for a significant customer in one year to be insignificant in the next.

Concentration of Credit Risk
      Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of March 31, 2005, substantially all of the Company’s cash and cash equivalents were held in or invested with domestic banks. Accounts receivable include amounts due from pharmaceutical and biotechnology companies. Accounts receivable from individual customers that are equal to or greater than 10% of consolidated accounts receivable in the respective periods were as follows:

	December 31,	March 31,
	2004	2005

Customer A	16%	14%
Customer B	*	10%
Customer C	15%	*

*	Less than 10% of consolidated accounts receivable and unbilled services as of the end of each period.
      The Company establishes an allowance for potentially uncollectible receivables. In management’s opinion, there is no additional material credit risk beyond amounts provided for such losses.

Foreign Currency Translation
      The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of the period. Equity activities are translated at the spot rate effective at the date of the transaction. Revenue and expense accounts and cash flows of these operations are translated at average exchange rates prevailing during the period the transactions occurred. Translation gains and losses are included as an adjustment to the accumulated other comprehensive income account in stockholders’ equity. Transaction gains and losses are included in other income (expenses), net, in the accompanying Consolidated Condensed Statements of Operations.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)
      For the year ended December 31, 2004, the components of comprehensive income include the foreign currency translation adjustment and an adjustment resulting from a change in the fair value of an interest rate agreement. During 2005, the Company entered into foreign currency contracts. These instruments qualify as cash flow hedges, thus the effective portion of the gain or loss on the instrument is recorded in other comprehensive income. Comprehensive income was $7.2 million and $2.8 million for the three months ended March 31, 2005 and the year ended December 31, 2004, respectively.

Stock-Based Compensation
      The Company measures compensation expense for its employee stock-based compensation in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under this method, when the exercise price of options granted to employees is less than the fair value of the underlying stock on the grant date, compensation expense is recognized over the applicable vesting period. As the exercise price of the stock option has equaled or exceeded the fair market value of the underlying common stock at the date of each grant, no compensation expense has been recorded. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148. Had compensation cost been determined based on the stock’s fair market value at the grant dates for awards under the Company’s stock option plan in accordance with SFAS No. 123, the Company’s net income would have been as follows:

	Quarter Ended
	March 31,

	2004	2005

	(Dollars in
	thousands, except
	per share amounts)
Net income, as reported	$2,357	$6,958
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(72)	(318)

SFAS No. 123 pro forma net income	$2,285	$6,640

Basic net income per share, as reported	$0.13	$0.31
Basic net income per share, pro forma	$0.13	$0.30
Diluted net income per share, as reported	$0.12	$0.28
Diluted net income per share, pro forma	$0.12	$0.27
      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of the options granted and assumptions used to derive the fair values are set forth in the following table:

	Quarter Ended
	March 31

	2004	2005

Weighted-average fair value of options granted	$1.11	$9.86
Risk-free rate	2.60%	3.61%
Expected life, in years	4.0	5.0
Dividend yield	0%	0%
Volatility	0%	40.23%

Net income per share
      Basic income per common share is computed by dividing reported net income by the weighted average number of common shares and common shares obtainable upon the exchange of exchangeable shares outstanding during each period.
      Diluted income per common share is computed by dividing reported net income by the weighted average number of common shares, common shares obtainable upon the exchange of exchangeable shares, and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares consist of stock options and warrants. Excluded from dilutive common equivalent shares were 12,500 stock options issued during the three months ended March 31, 2005.
Recent Accounting Pronouncements
      In December 2004 the FASB issued revised SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) requires that a public entity measure and recognize in the statement of operations the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Adoption of SFAS 123(R) is required for fiscal years beginning after June 15, 2005. The Company has not determined which transition alternative it will elect upon adoption of SFAS 123(R), and is evaluating SFAS 123(R) and believes it will reduce operating earnings after adoption, however, it will not impact the Company’s financial position or cash flows.

(3)	Accounts receivable and unbilled services
      Accounts receivable and unbilled services include service revenue, reimbursement revenue, and amounts associated with work performed by investigators (dollars in thousands):

	December 31,	March 31,
	2004	2005

Accounts receivable	$59,384	$51,227
Unbilled services	29,993	35,492

	89,377	86,719
Less: Allowance for doubtful accounts	(4,897)	(4,946)

	$84,480	$81,773

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(4)	Goodwill and Other Intangibles
      The changes in the carrying amount of goodwill for the twelve months ended December 31, 2004 and the three months ended March 31, 2005 were as follows (dollars in thousands):

Carrying amount as of December 31, 2004	101,340
Foreign currency exchange rate changes	(263)

Carrying amount as of March 31, 2005	$101,077

      Other intangibles consist of the following (dollars in thousands):

	Weighted	As of December 31, 2004			As of March 31, 2005
	Average
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(In Years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Non-compete and other agreements	2	$2,776	$2,442	$334	$2,488	$2,208	$280
Customer relationships	10	7,897	2,319	5,578	8,155	2,797	5,358
Trade names	Indefinite	19,970	473	19,497	19,926	474	19,452

		$30,643	$5,234	$25,409	$30,569	$5,479	$25,090

      Amortization expense related to other intangibles was approximately $0.3 million and $0.3 million for the three months ended March 31, 2004 and 2005, respectively. Estimated amortization expense for the next five years is as follows:

(In thousands)
2005 (remaining 9 months)	$890
2006	815
2007	815
2008	815
2009 and thereafter	2,303

$5,638

(5)	Stock and Option Repurchase and Dividend and Bonus Payment
      In January 2004, the Company closed its tender offer to repurchase shares and vested options. The Company repurchased 14,216 shares of common stock and recorded treasury stock for $0.1 million. The Company also repurchased 843,260 vested stock options, primarily from a former employee, which resulted in an operating compensation expense of $3.7 million.
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

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(6)	Income Taxes
      The effective tax rate for the three months ended March 31, 2005 was 38.0% compared to 40.2% for the three months ended March 31, 2004 due to the geographic distribution of pre-tax earnings.

(7)	Accounting for Derivative Instruments and Hedging Activities
      During the first quarter, the Company entered into foreign currency contracts to mitigate exposure to movements between the U.S. dollar and the British pound and the U.S. dollar and Euro. The Company agreed to purchase a given amount of British pounds and Euros at established dates throughout 2005. The transactions were structured as collars whereby the Company will neither pay more than an established ceiling exchange rate nor less than an established floor exchange rate on the notional amounts hedged. These derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company recognizes derivatives as instruments as either assets or liabilities in the balance sheet and measures them at fair value. These derivative instruments are designated and qualify as cash flow hedges, therefore, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings.

(8)	Commitments and Contingencies

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
      The Company is involved in an arbitration proceeding with Cell Therapeutics, Inc. (formerly Novuspharma S.p.A.) before the International Chamber of Commerce, International Court of Arbitration related to a dispute over the performance of clinical trial services. The Company seeks payment of approximately $0.7 million for unpaid services and expenses. Cell Therapeutics has counterclaimed and seeks $3.8 million for refunds of prior payments, $4.6 million for recuperation of lost investments, $20.3 million for expenses incurred, and unspecified damages for loss of commercial reputation and profits. The Company believes these counterclaims are without merit and has vigorously contested them. In July 2004, the International Court of Arbitration conducted a hearing on this matter in Geneva, Switzerland, and a ruling is expected in 2005.

(9)	Related-Party Transactions
      The Company leases operating facilities from a related party. The leases, which have a renewal option, began on April 1, 1997, and expired on September 30, 2004. Two of the four leases were extended through June 2005 and another one was extended through September 2009. The leases feature fixed annual rent increases of approximately 2.7%. Rental expense under these leases was approximately $0.4 million for the three months ended March 31, 2005.
      Prior to the Company’s initial public offering, management fees were paid to its majority stockholder. The Company recorded management fees of $0.2 million for the three months ended March 31, 2004. In connection with the initial public offering, the management fee arrangement was terminated.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(10)	Segment Reporting — Operations by Geographic Area
      The Company’s operations consist of one reportable segment, which represents management’s view of the Company’s operations based on its management and internal reporting structure. The following table presents certain enterprise-wide information about the Company’s operations by geographic area (dollars in thousands):

	Three Months Ended
	March 31,

	2004	2005

Service revenue
North America	$46,278	$50,262
Europe	19,095	21,413
Other	1,457	1,917

	$66,830	$73,592

	December 31,	March 31,
	2004	2005

Long-lived assets
North America	$133,738	$133,144
Europe	16,512	15,863
Other	1,313	1,270

	$151,563	$150,277

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
      Contracts determine our relationships with clients in the pharmaceutical and biotechnology industries and establish the way we are to earn revenue. Two types of relationships are most common: a fixed-price contract or a time and materials contract. The duration of our contracts ranges from a few months to several years. A fixed-price contract typically requires a portion of the contract fee to be paid at the time the contract is entered into and the balance is received in installments over the contract’s duration, in most cases when certain performance targets or milestones are reached. Service revenue from fixed-price contracts is generally recognized on a proportional performance basis, measured principally by the total costs incurred as a percentage of estimated total costs for each contract. We also perform work under time and materials contracts, recognizing service revenue as hours are incurred, which is then multiplied by the contractual billing rate. Our costs consist of expenses necessary to carry out the clinical development project undertaken by us on behalf of the client. These costs primarily include the expense of obtaining appropriately qualified labor to administer the project, which we refer to as direct cost headcount. Other costs we incur are attributable to the expense of operating our business generally, such as leases and maintenance of information technology and equipment.
      We review various financial and operational metrics, including service revenue, margins, earnings, new business awards, and backlog to evaluate our financial performance. Our service revenue was $277.5 million in 2004 and $73.6 million for the three months ended March 31, 2005. Once contracted work begins, service revenue is recognized over the life of the contract as services are performed. We commence service revenue recognition when a contract is signed or when we receive a signed letter of intent.
      Our new business awards for the quarters ended March 31, 2004 and 2005 were $62.5 million and $112.7 million, respectively. New business awards arise when a client selects us to execute its trial and so indicates by written or electronic correspondence. The number of new business awards can vary significantly from quarter to quarter, and awards can have terms ranging from several months to several years. The value of a new award is the anticipated service revenue over the life of the contract, which does not include reimbursement activity or investigator fees.
      Our backlog consists of anticipated service revenue from new business awards that either have not started but are anticipated to begin in the near future or are contracts in process that have not been completed. Backlog varies from period to period depending upon new business awards and contract increases, cancellations, and the amount of service revenue recognized under existing contracts. Our backlog at March 31, 2004 and 2005 was $341.7 million and $467.2 million, respectively.
      Income from operations was $4.3 million and $11.2 million for the quarters ended March 31, 2004 and 2005, respectively. In January 2004, we closed our $25.0 million tender offer and special dividend/employee option bonus program. In connection with this program, we repurchased $3.7 million of options and paid $1.6 million to employee holders of vested options. Both of these items were expensed in the three months ended March 31, 2004. We attribute the remaining improvement in productivity to rapid integration of our acquisitions and management initiatives focused on management support information and reduction of employee turnover.
      During the quarter ended March 31, 2004, we paid a management fee to Genstar Capital, L.P., an affiliate of our principal stockholder, totaling $0.2 million. Subsequent to our initial public offering in November, 2004, we ceased paying this management fee. However, as a public company, we are subject to financial reporting compliance costs that we have not previously had to pay, which we estimate will more than offset the savings from the discontinuation of the management fee.
      On April 1, 2005, we acquired all of the outstanding equity of GMG BioBusiness Ltd, based outside London, England. GMG enhances our existing multinational service offerings in our Global Regulatory Affairs group and our strategy, while bringing additional global experience. We paid approximately $3.0 million in cash.

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

Depreciation and Amortization
      Depreciation represents the depreciation charged on our fixed assets. The charge is recorded on a straight-line method, based on estimated useful lives of three to seven years for computer hardware and software and seven years for furniture and equipment. Leasehold improvements are depreciated over the shorter of ten years or the lease term. Amortization expenses consist of amortization costs recorded on identified finite-lived intangible assets on a straight-line method over their estimated useful lives. Goodwill and indefinite-lived intangible assets were being amortized prior to January 1, 2002. Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets” we do not amortize goodwill and indefinite-lived intangible assets.

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
      Our foreign subsidiaries are taxed separately in their respective jurisdictions. As of March 31, 2005 we had cumulative foreign net operating loss carryforwards of approximately $19.0 million. The carryforward periods for these losses vary from four years to an indefinite number of years depending on the jurisdiction. Our ability to offset future taxable income with the foreign net operating loss carryforwards may be limited in certain instances, including changes in ownership. No benefit for these foreign net operating losses has been recognized for financial statement purposes.

Exchange Rate Fluctuations
      The majority of our foreign operations transact in the euro, pound sterling, or Canadian dollar. As a result, our revenue is subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following average exchange rates:

	March 31,	December 31,	March 31,
	2004	2004	2005

U.S. Dollars per:
Euro	1.2418	1.2466	1.3085
Pound Sterling	1.8443	1.8362	1.8975
Canadian Dollar	0.7551	0.7716	0.8148

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

				Three Months
				Ended
	Year Ended December 31,			March 31,

	2002	2003	2004	2004	2005

Service revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Direct costs	53.7	51.1	48.3	49.0	47.9
Selling, general, and administrative	32.8	32.5	32.5	32.9	33.1
Depreciation and amortization	4.0	3.6	3.5	3.5	3.8
Management fee	0.5	0.3	0.3	0.3	—
Option repurchase	—	—	1.3	5.6	—
Vested option bonus	—	—	0.9	2.3	—

Income from operations	9.0	12.5	13.1	6.4	15.2
Interest expense	(2.4)	(2.9)	(1.4)	(1.2)	(0.2)
Interest income	0.1	0.1	0.1	0.1	0.3
Other income (expenses), net	(0.4)	(1.6)	0.0	0.7	0.0

Income before income taxes	6.3	8.1	11.8	5.9	15.2
Provision for income taxes	3.1	2.8	4.3	2.4	5.8

Net income	3.2%	5.3%	7.5%	3.5%	9.5%

Selected Consolidated Financial Data
      The following table represents selected historical consolidated financial data. The statement of operations data for the years ended December 31, 2002, 2003 and 2004 and balance sheet data at December 31, 2003 and 2004 are derived from our audited consolidated financial statements incorporated by reference to Form 10-K filed on March 18, 2005. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to the financial statements.

				Three Months Ended
	Year Ended December 31,			March 31,

	2002	2003	2004	2004	2005

				(Unaudited)	(Unaudited)
Revenue
Service revenue	$176,365	$247,888	$277,479	$66,830	$73,592
Reimbursement revenue	24,648	42,109	30,165	6,965	7,859

Total revenue	$201,013	$289,997	$307,644	$73,795	$81,451
Operating expenses
Direct costs	94,761	126,501	134,067	32,771	35,277
Reimbursable out-of-pocket costs	24,648	42,109	30,165	6,965	7,859
Selling, general, and administrative	57,897	80,585	90,139	21,993	24,380
Depreciation and amortization	6,956	8,967	9,691	2,337	2,776
Management fee	800	800	704	200	—
Option repurchase(1)	—	—	3,713	3,713	—
Vested option bonus(1)	—	—	2,738	1,551	—

Income from operations	15,951	31,035	36,427	4,265	11,159
Interest income (expense), net	(4,100)	(6,856)	(3,643)	(775)	89
Other income (expenses), net	(721)	(4,023)	(38)	452	(26)

Income before income taxes	11,130	20,156	32,746	3,942	11,222
Provision for income taxes	5,493	6,909	11,997	1,585	4,264

Net income	$5,637	$13,247	$20,749	$2,357	$6,958

Net income per share
Basic	$0.37	$0.83	$1.13	$0.13	$0.31
Diluted	$0.32	$0.71	$1.02	$0.12	$0.28
Shares used to compute net income per share:
Basic	15,204,232	15,965,408	18,442,313	17,652,866	22,365,579
Diluted	17,557,632	18,666,012	20,329,852	19,856,877	24,625,539
Other Financial Data:
Net cash provided by (used in) operating activities	$28,442	$2,058	$71,636	$1,988	$(19,492)
Net cash provided by (used in) investing activities	(24,625)	(9,599)	(32,350)	(1,532)	22,485
Net cash provided by (used in) financing activities	(14,581)	26,028	(6,430)	(18,087)	48
Non-GAAP Data:
Adjusted EBITDA(2)	$22,186	$35,979	$52,531	$12,318	$13,909
Adjusted EBITDA as a % of service revenue	12.6%	14.5%	18.9%	18.4%	18.9%
EBITDA(2)	$22,186	$35,979	$46,080	$7,054	$13,909
EBITDA as a % of service revenue	12.6%	14.5%	16.6%	10.6%	18.9%

				Three Months Ended
	Year Ended December 31,			March 31,

	2002	2003	2004	2004	2005

				(Unaudited)	(Unaudited)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,798	$32,328	$65,888	$15,489	$68,996
Marketable securities	—	—	24,500	—	—
Working capital	(43,429)	(8,449)	11,478	(21,823)	19,542
Total assets	254,547	298,558	337,344	282,094	314,151
Long-term debt and capital leases, less current maturities	32,509	57,810	75	57,770	36
Stockholders’ equity	59,088	74,565	150,379	60,553	157,696

(1)	Includes a $3.7 million charge for the repurchase of options, predominantly from former employees, and a $2.7 million charge for a per-vested-option bonus paid to all employee option holders, both of which were executed in connection with the culmination of the January 2004 tender process.

(2)	Adjusted EBITDA and EBITDA are not substitutes for operating income, net income, or cash flow from operating activities as determined in accordance with GAAP as measures of performance or liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.” For each of the periods indicated, the following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by (used in) operating activities and to net income.

				Three Months Ended
	Year Ended December 31,			March 31,

	2002	2003	2004	2004	2005

				(Unaudited)	(Unaudited)
Adjusted EBITDA	$22,186	$35,979	$52,531	$12,318	$13,909
Option repurchase	—	—	(3,713)	(3,713)	—
Vested option bonus	—	—	(2,738)	(1,551)	—

EBITDA	22,186	35,979	46,080	7,054	13,909
Depreciation and amortization	(6,956)	(8,967)	(9,691)	(2,337)	(2,776)
Interest expense, net	(4,100)	(6,856)	(3,643)	(775)	89
Provision for income taxes	(5,493)	(6,909)	(11,997)	(1,585)	(4,264)

Net income	5,637	13,247	20,749	2,357	6,958
Depreciation and amortization	6,956	8,967	9,691	2,337	2,776
Provision for doubtful receivables	1,888	4,851	1,914	509	87
Amortization of debt discount	379	1,642	—	58	—
Stock-based compensation	—	—	—	—	—
Provision for deferred income taxes	(1,228)	(3,997)	2,606	3	(580)
Debt issuance costs write-off	—	750	1,241	—	—
Changes in assets and liabilities:
Accounts receivable and unbilled services	(29,251)	(18,538)	15,373	240	2,057
Prepaid expenses and other assets	1,444	408	1,226	(2,570)	(2,400)
Accounts payable and accrued expenses	3,481	(4,873)	7,793	(4,810)	(7,846)
Income taxes	989	(481)	12,150	1,393	(2,525)
Advance billings	38,147	82	(1,107)	2,471	(18,019)

Net cash provided by (used in) operating activities	$28,442	$2,058	$71,636	$1,988	$(19,492)

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004
      Service revenue increased by $6.8 million, or 10.1%, from $66.8 million for the first quarter of 2004 to $73.6 million for the first quarter of 2005 due to the expansion of our services to both existing and new clients and a favorable impact from foreign currency fluctuations of approximately $1.6 million. On a geographic basis, service revenue for the first quarter of 2005 was distributed as follows: North America $50.3 million (68.3%), Europe $21.4 million (29.1%), and rest of world $1.9 million (2.6%). For the first quarter of 2004 service revenue was distributed as follows: North America $46.3 million (69.2%), Europe $19.1 million (28.6%), and rest of world $1.5 million (2.2%).
      Direct costs increased by $2.5 million, or 7.6%, from $32.8 million for the first quarter of 2004 to $35.3 million for the first quarter of 2005 due to increased personnel needed to support increased project related activity, from an average of 1,797 for the first quarter of 2004 to an average of 1,925 for the first quarter of 2005 and were affected by an unfavorable impact from foreign currency fluctuations of approximately $0.7 million. Direct costs as a percentage of service revenue decreased from 49.0% for the first quarter of 2004 to 47.9% for the first quarter of 2005, due in part to increased work effort and efficiencies by our staff in closing three large Phase III databases. In addition, we experienced an approximate $1.1 million reduction of international partners costs, as we are performing a greater portion of the work with our staff. International partner arrangements are relationships with certain regional or local CROs to perform work on our behalf in geographic areas where we have not established or have more limited operations.
      Selling, general, and administrative expenses increased by $2.4 million, or 10.9%, from $22.0 million for the first quarter of 2004 to $24.4 million for the first quarter of 2005 and were affected by an unfavorable impact from foreign currency fluctuations of approximately $0.3 million. Selling, general, and administrative expenses as a percentage of service revenue were 32.9% for the first quarter of 2004 and 33.1% for the first quarter of 2005, resulting in part from the impact of the level and timing of activity related to the implementation of our Sarbanes-Oxley compliance program.
      Depreciation and amortization expense increased by approximately $0.4 million, or 18.8%, from $2.3 million for the first quarter of 2004 to $2.8 million for the first quarter of 2005. This increase is due to continued investment in facilities and information technology to support our growth. Depreciation and amortization expense as a percentage of service revenue was 3.8% for the first quarter of 2004 and 3.5% for the first quarter of 2005.
      Income from operations increased by $6.9 million, or 161.6%, from $4.3 million for the first quarter of 2004 to $11.2 million for the first quarter of 2005. Income from operations as a percentage of service revenue increased from 6.4% for the first quarter of 2004 to 15.2% for the first quarter of 2005. In January 2004, we closed our $25.0 million tender offer and special dividend/employee option bonus program. In connection with this program, we repurchased $3.7 million of options and paid $2.7 million to employee holders of vested options. Approximately $5.3 million was expensed related to these items in the first quarter of 2004. The increase in income from operations resulted from improved operating leverage across the company and the 2004 expenses incurred related to the option repurchase and bonus program.
      Interest income, net increased by $0.9 million, or 111.5%, from expense of $0.8 million for the first quarter of 2004 to income of $0.1 million for the first quarter of 2005. This increase is due to the inflow of cash proceeds from our initial public offering and extinguishment of debt during the fourth quarter of 2004.
      Other expenses, net decreased by $0.5 million from an income of $0.5 million for the first quarter of 2004 to $0.0 million for the first quarter of 2005. The decrease is attributable to the net change in the mix of the respective foreign currency balances.
      Our effective tax rate for the first quarter of 2005 was 38.0% as compared to 40.2% for the same period in 2004. The decrease in our effective rate was primarily due to the geographic distribution of pre-tax earnings.

Liquidity and Capital Resources
      As of March 31, 2005, we had approximately $69.0 million of cash and cash equivalents. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible acquisitions, geographic expansion, working capital, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities.
      In the first quarter of 2005, net cash used in operations was $19.5 million as compared to net cash provided by operations of $2.0 million for the same period during the prior year. The primary driver of the decrease was the reduced level of invoices generated in the 2005 quarter due to the timing of contract executions, which is the point in time we invoice for advanced funds, and due to the timing achievements of significant billing milestones on certain contracts. The reduced invoice generation led to decreased advanced billings during the first quarter of 2005 of $18.0 million compared to an increase in advanced billings for the first quarter of 2004 of $2.5 million. Cash collections from accounts receivable were $95.2 million for the first quarter of 2004, as compared to $77.5 million for the first quarter of 2005. In addition, adjustments to reconcile net income of $7.0 million in 2005 to cash generated from operating activities include an addback of $2.7 million for depreciation and amortization and usage of $10.7 million for changes of in assets and liabilities. Days sales outstanding, which includes accounts receivable, unbilled services and advanced billings, were negative nine days and negative 11 days as of March 31, 2005 and 2004, respectively.
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
      Net cash provided by investing activities was $22.5 million for the first quarter of 2005 as compared to net cash used of $1.5 million for the first quarter of 2004. In December, 2004, we purchased approximately $24.5 million of short term marketable securities. Additional securities were purchased during the first quarter of 2005, although we sold all our marketable securities prior to March 31, 2005. The remaining net cash amounts used in investing activities were primarily related to capital expenditures in connection with ongoing information technology projects. We expect our capital expenditures to be approximately $12 million to $13 million for the full year 2005, with the majority of the spending related to information technology enhancement and expansion.
      Net cash provided by financing activities in the first quarter of 2005 was $0.0 million compared to net cash used of $18.1 million in the first quarter of 2004. The primary driver of the difference was that dividends of $16.9 million were paid in the quarter ending March 31, 2004.
      On December 23, 2004, we entered into a new unsecured revolving credit facility. The credit facility provides for a $75.0 million revolving line of credit that terminates on December 23, 2008. At any time within three years after December 23, 2004 and so long as no event of default is continuing, we have the right, in consultation with the administrative agent, to request increases in the aggregate principal amount of the facility in minimum increments of $5.0 million up to an aggregate increase of $50.0 million (and which would make the total amount available under the facility $125.0 million). The revolving credit facility is available for general corporate purposes (including working capital expenses, capital expenditures, and permitted acquisitions), the issuance of letters of credit and swingline loans for our account, for the refinancing of certain existing indebtedness, and to pay fees and expenses related to the facility. All borrowings are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. A portion of the facility is also available for alternative currency loans.
      The revolving credit facility requires us to comply with certain financial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio, and a minimum net worth.
      To date we have not drawn any amount of indebtedness under our revolving credit facility.

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
      Historically, as a private company the fair market value of our common stock was determined by our board of directors contemporaneously with the grant of a stock option. At the time of option grants and other stock issuances, our board of directors considered the status of private and public financial markets, valuations of comparable private and public companies, the liquidity of our stock, our existing financial resources, our anticipated capital needs, dilution to common stockholders from anticipated future financings and a general assessment of future business risks, as such conditions existed at the time of the grant. Had different assumptions or criteria been used to determine the deemed fair value of our common stock, different amounts of stock-based compensation could have been reported. Since our initial public offering on November 18, 2004, the value of our common stock for purposes of evaluating stock compensation costs is based on the quoted market prices.
      We measure compensation expense for our employee stock-based compensation in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25. Under this method, when the exercise price of options granted to employees is less than the fair value of the underlying stock on the grant date, compensation expense is recognized over the applicable vesting period. As the exercise price of the stock option has equaled or exceeded the fair market value of the underlying common stock at the date of grant, no compensation expense has been recorded. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148. Footnote 2 to our consolidated condensed financial statements included in this report sets forth the calculation of our net income had compensation cost been determined based on the stock’s fair market value at the grant dates for awards under our stock option plan in accordance with SFAS No. 123.
      As discussed in the “Recent Accounting Pronouncements” section, as of January 1, 2006 we will be required to record as compensation expense the fair value of granted stock options that vest in accordance with the revised SFAS No. 123(R), “Share-Based Payment.” We are evaluating SFAS No. 123(R) and believe it will reduce operating earnings after adoption, but will not impact our financial position or cash flows.

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
Special Note Regarding Risks and Forward-Looking Statements
      The discussion of our operations, cash flows and financial position includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and similar expressions are forward-looking statements. Although these statements are based upon assumptions we consider reasonable, they are subject to risks and uncertainties that are described more fully below and in the notes accompanying our financial statements. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. In particular, some of the risks and uncertainties we face include:

•	Termination of a large contract for services or multiple contracts for services could adversely affect our revenue and profitability.

•	Our quarterly operating results may vary and could negatively affect the market price of our common stock.

•	A loss of or significant decrease in business from our clients could affect our business.

•	If our costs of performing fixed-fee contracts were to exceed the fixed fees payable to us we would lose money in performing these contracts.

•	The loss of any member of our senior management team may harm our business.

•	If we are unable to recruit and retain qualified personnel, we may not be able to expand our business or remain competitive.

•	Our business could be harmed if we are unable to manage our growth effectively.

•	Our exposure to exchange rate fluctuations could negatively impact our results of operations.

•	Operating in foreign countries subjects us to certain risks.

•	Emerging companies using our services may be unable to pay us.

•	A downturn in our business or industry could require us to take a charge to earnings.

•	Failures of our information technology infrastructure could harm our operations.

•	Our business could be harmed if we cannot successfully integrate future acquisitions.

•	We compete in a highly competitive market and if we do not compete successfully our business could be harmed.

•	The companies in the pharmaceutical and biotechnology industries to whom we offer our services could reduce their research and development activities or reduce the extent to which they outsource clinical development.

•	Our results of operations could be harmed if regulatory standards change significantly or we fail to maintain compliance with evolving, complex regulations.

•	Circumstances beyond our control could cause the CRO industry to suffer reputational or other harm resulting in an industry-wide reduction in demand for CRO services.

•	We could incur liability for hazardous material contamination.

•	Our services are subject to evolving industry standards and rapid technological changes.

•	If we are required to pay damages or to bear the costs of defending any claim not covered by contractual indemnity or insurance, this could cause material harm to our business.

•	Health care industry reform could reduce or eliminate our business opportunities.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
      At March 31, 2005, we had no amounts outstanding under our revolving credit facility. Future drawings under the facility will bear interest at various rates. Historically, we have mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements.
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
Foreign Currency Hedges
      In the first quarter of 2005, we entered into a number of foreign currency hedging contracts to mitigate exposure to movements between the U.S. dollar and the British pound and the U.S. dollar and the Euro. We agreed to purchase a given amount of British pounds and Euros at established dates throughout 2005. The transactions were structured as no-cost collars. These derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognize derivatives as instruments as either assets or liabilities in the balance sheet and measure them at fair value. These derivatives are designated as cash flow hedges.

ITEM 4 —	CONTROLS AND PROCEDURES
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
      We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on the evaluation we conducted, our management has concluded that our disclosure controls and procedures are effective.
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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
      (a) Exhibits

Exhibit
Number		Description of Exhibit

10	.10(1)	Form of Option Agreement
21.1		Subsidiaries of PRA International
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

(1)	Incorporated by reference to Form 8-K filed on February 2, 2005
      (b) Reports on Form 8-K
      During the three month period ended March 31, 2005, three reports on Form  8-K were filed containing the following information and filed on the following date:

Date	Description

January 26, 2005	Current report on Form 8-K filed January 26, 2005 reporting the issuance of a press release on January 21, 2005 relating to earnings guidance for fiscal years 2005 and 2006 as well as business awards and contract cancellations in fiscal year 2004. Not withstanding its listing here, the information furnished shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall any information contained herein be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such a filing.

February 2, 2005	Current report on Form 8-K filed February 2, 2005 reporting our entry into a material definitive agreement. The compensation committee of our board of directors approved the form of option agreement for use in connection with awards of options under our 2004 Incentive Award Plan. In addition, the board of directors voted to elect Armin Kessler to become a member of our board of directors.

February 23, 2005	Current report on Form 8-K filed February 23, 2005 reporting the issuance of a press release on February 23, 2005 announcing our operating and financial results for the quarter and twelve months ended December 31, 2004. Not withstanding its listing here, the information furnished shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall any information contained herein be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such a filing.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA INTERNATIONAL

By:	/s/ Patrick K. Donnelly

Name: Patrick K. Donnelly

Title:	Chief Executive Officer

By:	/s/ J. Matthew Bond

Name: J. Matthew Bond

Title:	Chief Financial Officer
Dated: May 6, 2005

Exhibit Index

Exhibit No		Description of Exhibit

10	.10(1)	Form of Option Agreement

21.1		Subsidiaries of PRA International

31.1		Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Form 8-K filed on February 2, 2005