Form 10-Q
period 2005-06-30
PRA International
filed 2005-08-08
CIK 1293243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number:

PRA INTERNATIONAL
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	54-2040171 (I.R.S. Employer Identification No.)
12120 Sunset Hills Road
Suite 600
Reston, Virginia 20190
(Address of principal executive offices)
(703) 464-6300
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 4, 2005, 22,513,606 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PRA INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	June 30,
	2004	2005
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$65,888	$68,241
Marketable securities	24,500	—
Accounts receivable and unbilled services, net	84,480	71,355
Prepaid expenses and other current assets	5,844	7,826
Deferred tax assets	5,069	4,991

Total current assets	185,781	152,413
Fixed assets, net	21,661	20,134
Goodwill	101,340	106,579
Other intangibles, net of accumulated amortization of $5,752 and $5,234 as of June 30, 2005 and December 31, 2004, respectively	25,409	25,139
Other assets	3,153	3,195

Total assets	$337,344	$307,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,190	$15,612
Accrued expenses	32,437	30,716
Income taxes payable	11,875	6,949
Advance billings	114,801	75,647

Total current liabilities	174,303	128,924
Deferred tax liability	9,349	8,036
Other liabilities	3,313	4,680

Total liabilities	186,965	141,640

Stockholders’ equity
Common stock $0.01 par value; 36,000,000 shares authorized as of June 30, 2005 and December 31, 2004; 22,466,701 and 22,337,822 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	223	225
Treasury stock	(93)	(93)
Additional paid-in capital — common stock	124,737	124,734
Accumulated other comprehensive income	2,858	2,787
Retained earnings	22,654	38,167

Total stockholders’ equity	150,379	165,820

Total liabilities and stockholders’ equity.	$337,344	$307,460

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenue
Service revenue	$69,130	$76,031	$135,960	$149,624
Reimbursement revenue	8,928	9,124	15,893	16,983

Total revenue	78,058	85,155	151,853	166,607
Operating expenses
Direct costs	33,304	34,159	66,075	69,436
Reimbursable out-of-pocket costs	8,928	9,124	15,893	16,983
Selling, general, and administrative	21,811	25,290	43,804	49,671
Option purchase	—	—	3,713	—
Employee per option bonus related to tender	321	—	1,872	—
Depreciation and amortization	2,358	2,847	4,695	5,623
Management fee	200	—	400	—

Income from operations	11,136	13,735	15,401	24,894
Interest expense	(921)	(57)	(1,743)	(217)
Interest income	126	599	173	848
Other income (expense), net	1,223	(468)	1,675	(494)

Income before income taxes	11,564	13,809	15,506	25,031
Provision for income taxes	4,030	5,254	5,615	9,518

Net income	$7,534	$8,555	$9,891	$15,513

Net income per share
Basic	$0.42	$0.38	$0.55	$0.69
Diluted	$0.37	$0.35	$0.50	$0.63
Weighted average number of common shares outstanding
Basic	18,065	22,392	17,859	22,379
Diluted	20,164	24,624	19,958	24,597
The accompanying notes are an integral part of these financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND OTHER COMPREHENSIVE INCOME
					Additional
					Paid-In	Accumulated	Retained
					Capital —	Other	Earnings/		Other
	Common Stock		Treasury Stock		Common	Comprehensive	(Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Stock	Income/(Loss)	Deficit)	Total	Income
Balance as of December 31, 2004	22,337,822	$223	14,216	$(93)	$124,737	$2,858	$22,654	$150,379
Exercise of common stock options	128,879	2	—	—	617	—	—	619
Net income	—	—	—	—	—	—	15,513	15,513	$15,513
Issuance costs related to public offerings	—	—	—	—	(620)	—	—	(620)
Other comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	212	—	212	212
Fair market value adjustments on cash flow hedge, net of tax	—	—	—	—	—	(283)	—	(283)	(283)

Comprehensive income									$15,442

Balance as of June 30, 2005 (unaudited)	22,466,701	$225	14,216	$(93)	$124,734	$2,787	$38,167	$165,820

The accompanying notes are an integral part of these financial statements

PRA INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2004	2005
Cash flow from operating activities
Net income	$9,891	$15,513
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,695	5,623
Provision for doubtful receivables	567	173
Amortization of debt discount	143	—
Provision for deferred income taxes	(15)	(1,485)
Changes in assets and liabilities:
Accounts receivable and unbilled services	9,952	10,844
Prepaid expenses and other assets	(494)	(1,812)
Accounts payable and accrued expenses	(800)	1,135
Income taxes	5,735	(4,684)
Advance billings	(7,490)	(36,224)

Net cash provided by (used in) operating activities	22,184	(10,917)

Cash flow from investing activities
Purchase of fixed assets	(2,800)	(4,005)
Disposal of fixed assets	(59)	—
Purchase of marketable securities	—	(22,375)
Proceeds from marketable securities	—	46,875
Cash paid for acquisitions, net of cash acquired	82	(7,297)

Net cash provided by (used in) investing activities	(2,777)	13,198

Cash flow from financing activities
Proceeds from issuance of debt	5,000	—
Repayment of debt and capital leases	(17,071)	(100)
Issuance of stockholder notes receivable	(1,777)	—
Payment of dividends	(16,851)	—
Purchase of treasury stock	(93)	—
Issuance costs related to public offerings	—	(620)
Proceeds from stock option and warrant exercises	2,114	618

Net cash provided by (used in) financing activities	(28,678)	(102)
Effect of exchange rate on cash and cash equivalents	59	174

Increase (decrease) in cash and cash equivalents	(9,212)	2,353
Cash and cash equivalents at beginning of period	32,328	65,888

Cash and cash equivalents at end of period	$23,116	$68,241

Supplemental disclosure of cash flow information
Cash paid for taxes	$234	$15,756

Cash paid for interest	$1,597	$142

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Preparation
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated condensed financial statements of PRA International and subsidiaries for the years ended December 31, 2004, 2003, and 2002 included in our Annual Report on Form 10-K for the year ended December 31, 2004.
(2) Significant Accounting Policies
  Principles of Consolidation
     The accompanying consolidated condensed financial statements include the accounts and results of operations of the Company. All significant intercompany balances and transactions have been eliminated. Investments in which the Company exercises significant influence, but which do not control, are accounted for under the equity method of accounting. To date, such investments have been immaterial.
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
  Marketable securities
     The Company had short-term investments in Auction Rate Securities, or ARS. ARS generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments are classified as short-term investments. The Company’s short-term investments were classified as available-for-sale securities due to management’s intent regarding these securities. At December 31, 2004, the Company held $24.5 million in marketable securities. During the first six months of 2005, additional positions were purchased, however all positions were sold prior to June 30, 2005.
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

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
  Goodwill and Other Intangibles
     The Company follows Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), whereby goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Separate intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. The most recent annual test performed for 2004 did not identify any instances of impairment and there were no events through June 30, 2005 that warranted a reconsideration of our impairment test results.
  Advance Billings
     Advance billings represent amounts associated with services, reimbursement revenue and investigator fees that have been received but have not yet been earned or paid.
  Revenue Recognition
     Revenue from fixed-price are recorded on a proportional performance basis. To measure performance, the Company compares the direct costs incurred to estimated total direct contract costs through completion. The estimated total direct costs are reviewed and revised periodically throughout the lives of the contracts, with adjustments to revenue resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are first identified. Direct costs consist primarily of direct labor and other related costs. Revenue from time and materials contracts are recognized as hours are incurred, multiplied by contractual billing rates.
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
     As is customary in the industry, the Company routinely enters into separate agreements on behalf of its clients with independent physician investigators in connection with clinical trials. The reimbursements received for investigator fees are netted against the related cost, since such fees are the primary obligation of the Company’s clients, on a “pass-through basis,” without risk or reward to the Company. The Company is not obligated either to perform the service or to pay the investigator in the event of default by the client. The amounts identified for payment to investigators were $14.3 million and $28.4 million for the three and six months ending June 30, 2005 and $13.5 million and $28.8 million for the three and six months ending June 30, 2004, respectively.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
  Significant Customers
     Service revenue from individual customers greater than 10% of consolidated service revenue in the respective periods was as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2005	2004	2005
Customer A	12%	14%	13%	14%
Customer B	*	*	*	11%
Customer C	16%	10%	12%	*

*	Less than 10% of consolidated service revenues in the respective period.
     Due to the nature of the Company’s business and the relative size of certain contracts, it is not unusual for a significant customer in one year to be insignificant in the next.
  Concentration of Credit Risk
     Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of June 30, 2005, substantially all of the Company’s cash and cash equivalents were held in or invested with domestic banks. Accounts receivable include amounts due from pharmaceutical and biotechnology companies. Accounts receivable from individual customers that are equal to or greater than 10% of consolidated accounts receivable in the respective periods were as follows:

	December 31,	June 30,
	2004	2005
Customer A	16%	*
Customer B	*	12%
Customer C	15%	13%

*	Less than 10% of consolidated accounts receivable and unbilled services as of the end of each period.
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
  Comprehensive Income (Loss)
     For the year ended December 31, 2004, the components of comprehensive income include the foreign currency translation adjustment and an adjustment resulting from a change in the fair value of an interest rate agreement. During 2005, the Company entered into foreign currency contracts. These instruments qualify as cash flow hedges, thus the effective portion of the gain or loss on the instrument is recorded in other comprehensive income. Comprehensive income was $8.2 million and $15.4 million for the three and six months ended June 30, 2005 and $7.0 million and $9.8 million for the three and six months ended June 30, 2004, respectively.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(Dollars in thousands, except per share amounts)
Net income, as reported	$7,534	$8,555	$9,891	$15,513
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(83)	(351)	(155)	(669)

SFAS No. 123 pro forma net income	$7,451	$8,204	$9,736	$14,844

Basic net income per share, as reported	$0.42	$0.38	$0.55	$0.69
Basic net income per share, pro forma	$0.41	$0.37	$0.55	$0.66
Diluted net income per share, as reported	$0.37	$0.35	$0.50	$0.63
Diluted net income per share, pro forma	$0.37	$0.33	$0.49	$0.60
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
     Diluted income per common share is computed by dividing reported net income by the weighted average number of common shares, common shares obtainable upon the exchange of exchangeable shares, and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares consist of stock options and warrants. There were no stock options issued during 2005 that were excluded from dilutive common equivalent shares during the three and six months ended June 30, 2005.
  Recent Accounting Pronouncements
     In December 2004 the FASB issued revised SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) requires that a public entity measure and recognize in the statement of operations the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Adoption of SFAS 123(R) is required for fiscal years beginning after June 15, 2005. The Company is evaluating SFAS 123(R), including the transition alternatives available to it, and believes it will reduce operating earnings after adoption, but will not impact the Company’s financial position or cash flows.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(3) Accounts receivable and unbilled services
     Accounts receivable and unbilled services include service revenue, reimbursement revenue, and amounts associated with work performed by investigators (dollars in thousands):

	December 31,	June 30,
	2004	2005
Accounts receivable	$59,384	$48,767
Unbilled services	29,993	27,578

	89,377	76,345
Less: Allowance for doubtful accounts	(4,897)	(4,990)

	$84,480	$71,355

(4) Goodwill and Other Intangibles
     The changes in the carrying amount of goodwill for the twelve months ended December 31, 2004 and the six months ended June 30, 2005 were as follows (dollars in thousands):

Carrying amount as of December 31, 2004	101,340
Acquisitions	5,964
Foreign currency exchange rate changes.	(725)

Carrying amount as of June 30, 2005	$106,579

     Other intangibles consist of the following (dollars in thousands):

	Weighted	As of December 31, 2004			As of June 30, 2005
	Average
	Amortization	Gross			Gross		Net
	Period	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Non-compete and other agreements	2	$2,776	$2,442	$334	$2,528	$2,278	$250
Customer relationships	10	7,897	2,319	5,578	8,503	3,000	5,503
Trade names	Indefinite	19,970	473	19,497	19,860	474	19,386

		$30,643	$5,234	$25,409	$30,891	$5,752	$25,139

     Amortization expense related to other intangibles was approximately $0.3 million and $0.6 million for both the three and six months ended June 30, 2005 and 2004, respectively. Estimated amortization expense for the next five years is as follows:

(in thousands)
2005 (remaining 6 months)	$577
2006	935
2007	864
2008	850
2009 and thereafter	2,527

$5,753

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

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(6) Income Taxes
     The effective tax rates for the three and six months ended June 30, 2005 were 38.0% compared to 34.9% and 36.2% for the three and six months ended June 30, 2004, respectively. The rate differences are primarily due to the geographic distribution of pre-tax earnings.
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
     The Company is involved in an arbitration proceeding with Cell Therapeutics, Inc. (formerly Novuspharma S.p.A.) before the International Chamber of Commerce, International Court of Arbitration related to a dispute over the performance of clinical trial services. The Company seeks payment of approximately $0.7 million for unpaid services and expenses. Cell Therapeutics has counterclaimed and seeks $3.8 million for refunds of prior payments, $4.6 million for recuperation of lost investments, $20.3 million for expenses incurred, and unspecified damages for loss of commercial reputation and profits. The Company believes these counterclaims are without merit and has vigorously contested them. In July 2004, the International Court of Arbitration conducted a hearing on this matter in Geneva, Switzerland, and a ruling is expected in August 2005.
(9) Related-Party Transactions
     The Company leases operating facilities from a related party. The leases, which have a renewal option, began on April 1, 1997, and expired on September 30, 2004. Two of the four leases were extended through July 2005 and another one was extended through
September 2009. The leases feature fixed annual rent increases of approximately 2.7%. Rental expense under these leases was approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2005, respectively.
     Prior to the Company’s initial public offering, management fees were paid to its majority stockholder. The Company recorded management fees of $0.2 million and $0.4 million for the three and six months ended June 30, 2004, respectively. In connection with the initial public offering, the management fee arrangement was terminated.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(10) Segment Reporting — Operations by Geographic Area
     The Company’s operations consist of one reportable segment, which represents management’s view of the Company’s operations based on its management and internal reporting structure. The following table presents certain enterprise-wide information about the Company’s operations by geographic area (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Service revenue
North America	$49,762	$50,628	$96,040	$100,890
Europe	18,026	22,898	37,121	44,312
Other	1,342	2,505	2,799	4,422

	$69,130	$76,031	$135,960	$149,624

	December 31,	June 30,
	2004	2005
Long-lived assets
North America	$133,738	$137,024
Europe	16,512	16,731
Other	1,313	1,292

	$151,563	$155,047

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
     We review various financial and operational metrics, including service revenue, margins, earnings, new business awards, and backlog to evaluate our financial performance. Our service revenue was $277.5 million in 2004 and $76.0 million and $149.6 million for the three and six months ended June 30, 2005, respectively. Once contracted work begins, service revenue is recognized over the life of the contract as services are performed. We commence service revenue recognition when a contract is signed or when we receive a signed letter of intent.
     Our new business awards for the six months ended June 30, 2004 and 2005 were $175.3 million and $214.1 million, respectively. New business awards arise when a client selects us to execute its trial and so indicates by written or electronic correspondence. The number of new business awards can vary significantly from quarter to quarter, and awards can have terms ranging from several months to several years. The value of a new award is the anticipated service revenue over the life of the contract, which does not include reimbursement activity or investigator fees.
     Our backlog consists of anticipated service revenue from new business awards that either have not started but are anticipated to begin in the near future or are contracts in process that have not been completed. Backlog varies from period to period depending upon new business awards and contract increases, cancellations, and the amount of service revenue recognized under existing contracts. Our backlog at June 30, 2004 and 2005 was $372 million and $478 million, respectively.
     Income from operations was $11.1 million and $13.7 million for the quarters ended June 30, 2004 and 2005, respectively. We attribute the remaining improvement in productivity due to the rollout of our ISO initiative resulting in less rework and management initiatives focused on improving management support information and reduction of per employee training costs.
     During the quarter ended June 30, 2004, we paid a management fee to Genstar Capital, L.P., an affiliate of our principal stockholder, totaling $0.2 million. Subsequent to our initial public offering in November, 2004, we ceased paying this management fee. However, as a public company, we are subject to financial reporting compliance costs that we have not previously had to pay, which we estimate will more than offset the savings from the discontinuation of the management fee.

     During the second quarter of 2005, we acquired all of the outstanding equity of GMG BioBusiness Ltd (GMG) and Regulatory/Clinical Consultants, Inc (RxCCI). GMG and RxCCI enhance our existing multinational service offerings in our Global Regulatory Affairs group and our strategy. We paid approximately $7.3 million in cash for both operations in total.
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

     Our foreign subsidiaries are taxed separately in their respective jurisdictions. As of June 30, 2005 we had cumulative foreign net operating loss carryforwards of approximately $19.1 million. The carryforward periods for these losses vary from four years to an indefinite number of years depending on the jurisdiction. Our ability to offset future taxable income with the foreign net operating loss carryforwards may be limited in certain instances, including changes in ownership. No benefit for these foreign net operating losses has been recognized for financial statement purposes.
Exchange Rate Fluctuations
     The majority of our foreign operations transact in the euro, pound sterling, or Canadian dollar. As a result, our revenue is subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following average exchange rates:

	June 30,	December 31,	June 30,
	2004	2004	2005
U.S. Dollars per:
Euro	1.21	1.25	1.24
Pound Sterling	1.81	1.84	1.85
Canadian Dollar	0.74	0.77	0.80
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

				Six Months Ended
	Year Ended December 31,			June 30,
	2002	2003	2004	2004	2005
Service revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Direct costs	53.7	51.1	48.3	48.6	46.4
Selling, general, and administrative	32.8	32.5	32.5	32.2	33.2
Depreciation and amortization	4.0	3.6	3.5	3.5	3.7
Management fee	0.5	0.3	0.3	0.3	—
Option repurchase	—	—	1.3	2.7	—
Vested option bonus	—	—	0.9	1.4	—

Income from operations	9.0	12.5	13.1	11.3	16.6
Interest expense	(2.4)	(2.9)	(1.4)	(1.3)	(0.1)
Interest income	0.1	0.1	0.1	0.1	0.6
Other income (expenses), net	(0.4)	(1.6)	0.0	1.2	(0.3)

Income before income taxes	6.3	8.1	11.8	11.4	16.7
Provision for income taxes	3.1	2.8	4.3	4.1	6.4

Net income	3.2%	5.3%	7.5%	7.3%	10.4%

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

				Six Months Ended
	Year Ended December 31,			June 30,
	2002	2003	2004	2004	2005
				(unaudited)	(unaudited)
Revenue
Service revenue	$176,365	$247,888	$277,479	$135,960	$149,624
Reimbursement revenue	24,648	42,109	30,165	15,893	16,983

Total revenue	$201,013	$289,997	$307,644	$151,853	$166,607
Operating expenses
Direct costs	94,761	126,501	134,067	66,075	69,436
Reimbursable out-of-pocket costs	24,648	42,109	30,165	15,893	16,983
Selling, general, and administrative	57,897	80,585	90,139	43,804	49,671
Depreciation and amortization	6,956	8,967	9,691	4,695	5,623
Management fee	800	800	704	400	—
Option repurchase(1)	—	—	3,713	3,713	—
Vested option bonus(1)	—	—	2,738	1,872	—

Income from operations	15,951	31,035	36,427	15,401	24,894
Interest income (expense), net	(4,100)	(6,856)	(3,643)	(1,570)	631
Other income (expenses), net	(721)	(4,023)	(38)	1,675	(494)

Income before income taxes	11,130	20,156	32,746	15,506	25,031
Provision for income taxes	5,493	6,909	11,997	5,615	9.518

Net income	$5,637	$13,247	$20,749	$9,891	$15,513

Net income per share
Basic	$0.37	$0.83	$1.13	$0.55	$0.69
Diluted	$0.32	$0.71	$1.02	$0.50	$0.63
Shares used to compute net income per share:
Basic	15,204,232	15,965,408	18,442,313	17,858,768	22,379,389
Diluted	17,557,632	18,666,012	20,329,852	19,957,640	24,596,893
Other Financial Data:
Net cash provided by (used in) operating activities	$28,442	$2,058	$71,636	$22,184	$(10,917)
Net cash provided by (used in) investing activities	(24,625)	(9,599)	(32,350)	(2,777)	13,198
Net cash provided by (used in) financing activities	(14,581)	26,028	(6,430)	(28,678)	(102)
Non-GAAP Data:
Adjusted EBITDA(2)	$22,186	$35,979	$52,531	$27,356	$30,023
Adjusted EBITDA as a % of service revenue	12.6%	14.5%	18.9%	20.1%	20.1%
EBITDA(2)	$22,186	$35,979	$46,080	$21,771	$30,023
EBITDA as a % of service revenue	12.6%	14.5%	16.6%	16.0%	20.1%

				Six Months Ended
	Year Ended December 31,			June 30,
	2002	2003	2004	2004	2005
				(unaudited)	(unaudited)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,798	$32,328	$65,888	$23,116	$68,241
Marketable securities	—	—	24,500	—	—
Working capital	(43,429)	(8,449)	11,478	(23,414)	23,489
Total assets	254,547	298,558	337,344	275,776	307,460
Long-term debt and capital leases, less current maturities	32,509	57,810	75	48,227	17
Stockholders’ equity	59,088	74,565	150,379	67,660	165,820

(1)	Includes a $3.7 million charge for the repurchase of options, predominantly from former employees, and a $2.7 million ($1.9 million through June 30, 2004) charge for a per-vested-option bonus paid to all employee option holders, both of which were executed in connection with the culmination of the January 2004 tender process.

(2)	Adjusted EBITDA and EBITDA are not substitutes for operating income, net income, or cash flow from operating activities as determined in accordance with GAAP as measures of performance or liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.” For each of the periods indicated, the following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by (used in) operating activities and to net income.

				Six Months Ended
	Year Ended December 31,			June 30,
	2002	2003	2004	2004	2005
				(unaudited)	(unaudited)
Adjusted EBITDA	$22,186	$35,979	$52,531	$27,356	$30,023
Option repurchase	—	—	(3,713)	(3,713)	—
Vested option bonus	—	—	(2,738)	(1,872)	—

EBITDA	22,186	35,979	46,080	21,771	30,023
Depreciation and amortization	(6,956)	(8,967)	(9,691)	(4,695)	(5,623)
Interest expense, net	(4,100)	(6,856)	(3,643)	(1,570)	631
Provision for income taxes	(5,493)	(6,909)	(11,997)	(5,616)	(9,518)

Net income	5,637	13,247	20,749	9,891	15,513
Depreciation and amortization	6,956	8,967	9,691	4,695	5,623
Provision for doubtful receivables	1,888	4,851	1,914	567	173
Amortization of debt discount	379	1,642	—	143	—
Stock-based compensation	—	—	—	—	—
Provision for deferred income taxes	(1,228)	(3,997)	2,606	(15)	(1,485)
Debt issuance costs write-off	—	750	1,241	—	—
Changes in assets and liabilities:
Accounts receivable and unbilled services	(29,251)	(18,538)	15,373	9,952	10,144
Prepaid expenses and other assets	1,444	408	1,226	(494)	(1,812)
Accounts payable and accrued expenses	3,481	(4,873)	7,793	(800)	1,135
Income taxes	989	(481)	12,150	5,735	(4,684)
Advance billings	38,147	82	(1,107)	(7,490)	(35,524)

Net cash provided by (used in) operating activities	$28,442	$2,058	$71,636	$22,184	$(10,917)

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Service revenue increased by $6.9 million, or 10.0%, from $69.1 million for the second quarter of 2004 to $76.0 million for the second quarter of 2005 due to the expansion of our services to both existing and new clients and a favorable impact from foreign currency fluctuations of approximately $0.7 million. On a geographic basis, service revenue for the second quarter of 2005 was distributed as follows: North America $50.6 million (66.6%), Europe $22.9 million (30.1%), and rest of world $2.5 million (3.3%). For the first quarter of 2004 service revenue was distributed as follows: North America $49.8 million (72.0%), Europe $18.0 million (26.1%), and rest of world $1.3 million (1.9%).
     Direct costs increased by $0.9 million, or 2.7%, from $33.3 million for the second quarter of 2004 to $34.2 million for the second quarter of 2005, due to increased personnel needed to support increased project related activity, from an average of 1,790 employees for the second quarter of 2004 to an average of 1,892 for the second quarter of 2005, and were affected by an unfavorable impact from foreign currency fluctuations of approximately $0.3 million. Direct costs as a percentage of service revenue decreased from 48.2% for the second quarter of 2004 to 45.0% for the second quarter of 2005. The improvement was a function of our attention to the efficient execution of project work. Of note was an improvement during the quarter in our gross margin for project work executed in certain European and Southern Hemisphere locations. We are experiencing a growth in the level of global work and the related execution of work outside of North America, which has positively impacted our overall gross margins. Additionally, there were certain significant projects, where we achieved operational milestones in the quarter, which resulted in marginal efficiencies being realized in this quarter from those projects.
     Selling, general, and administrative expenses increased by $3.5 million, or 16.1%, from $21.8 million for the second quarter of 2004 to $25.3 million for the second quarter of 2005 and were affected by an unfavorable impact from foreign currency fluctuations of approximately $0.2 million. Approximately $1.8 million of this increase is related to labor costs incurred to support increased operational activity. Selling, general, and administrative expenses as a percentage of service revenue were 31.5% for the second quarter of 2004 and 33.3% for the second quarter of 2005, resulting in part from the impact of the level and timing of activities related to the implementation of our Sarbanes-Oxley compliance program.
     Depreciation and amortization expense increased by approximately $0.4 million, or 16.7%, from $2.4 million for the second quarter of 2004 to $2.8 million for the second quarter of 2005. This increase is due to continued investment in facilities and information technology to support our growth. Depreciation and amortization expense as a percentage of service revenue was 3.5% for the second quarter of 2004 and 3.7% for the second quarter of 2005.
     Income from operations increased by $2.6 million, or 23.4%, from $11.1 million for the second quarter of 2004 to $13.7 million for the second quarter of 2005. Income from operations as a percentage of service revenue increased from 16.1% for the second quarter of 2004 to 18.0% for the second quarter of 2005. The increase in income from operations resulted from improved operating leverage across the company.

     Interest income, net increased by $1.3 million, or 162.5%, from expense of $0.8 million for the second quarter of 2004 to income of $0.5 million for the second quarter of 2005. This increase is due to the interest earned from the cash proceeds from our initial public offering and extinguishment of debt during the fourth quarter of 2004.
     Other expenses, net decreased by $1.7 million from an income of $1.2 million for the second quarter of 2004 to an expense of $0.5 million for the second quarter of 2005. The decrease is attributable to the net change in the mix of the respective foreign currency balances.
     Our effective tax rate for the second quarter of 2005 was 38.0% as compared to 34.9% for the same period in 2004. The increase in our effective rate was primarily due to the geographic distribution of pre-tax earnings.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     Service revenue increased by $13.6 million, or 10.0%, from $136.0 million for the first six months of 2004 to $149.6 million for the same period of 2005 due to the expansion of our services to both existing and new clients and a favorable impact from foreign currency fluctuations of approximately $2.3 million. On a geographic basis, service revenue for the second quarter of 2005 was distributed as follows: North America $100.9 million (67.5%), Europe $44.3 million (29.6%), and rest of world $4.4 million (2.9%). For the first quarter of 2004 service revenue was distributed as follows: North America $96.0 million (70.6%), Europe $37.1 million (27.3%), and rest of world $2.8 million (2.1%).
     Direct costs increased by $3.3 million, or 5.0%, from $66.1 million for the first six months of 2004 to $69.4 million for the same period of 2005, due to increased personnel needed to support increased project related activity, from an average of 1,794 employees for the first six months of 2004 to an average of 1,909 for the same period of 2005, and were affected by an unfavorable impact from foreign currency fluctuations of approximately $1.0 million. Direct costs as a percentage of service revenue decreased from 48.6% for the first six months of 2004 to 46.4% for the same period of 2005. The improvement was a function of our attention to the efficient execution of project work. Of note was an improvement during the first six months of 2005 in our gross margin for project work executed in certain European and Southern Hemisphere locations. We are experiencing a growth in the level of global work and the related execution of work outside of North America, which has positively impacted our overall gross margins. Additionally, there were certain significant projects, where we achieved operational milestones in the second quarter of 2005, which resulted in marginal efficiencies being realized from those projects.
     Selling, general, and administrative expenses increased by $5.9 million, or 13.5%, from $43.8 million for the first six months of 2004 to $49.7 million for the same period of 2005 and were affected by an unfavorable impact from foreign currency fluctuations of approximately $0.5 million. Approximately $2.6 million of this increase is related to labor costs incurred to support increased operational activity. Selling, general, and administrative expenses as a percentage of service revenue were 32.2% for the first six months of 2004 and 33.2% for the same period of 2005, resulting in part from the impact of the level and timing of activities related to the implementation of our Sarbanes-Oxley compliance program.
     Depreciation and amortization expense increased by approximately $0.9 million, or 19.1%, from $4.7 million for the first six months of 2004 to $5.6 million for the same period of 2005. This increase is due to continued investment in facilities and information technology to support our growth. Depreciation and amortization expense as a percentage of service revenue was 3.5% for the first six months of 2004 and 3.7% for the same period of 2005.
     Income from operations increased by $9.5 million, or 61.7%, from $15.4 million for the first six months of 2004 to $24.9 million for the same period of 2005. Income from operations as a percentage of service revenue increased from 11.3% for the first six months of 2004 to 16.6% for the same period of 2005. In January 2004, we closed our $25.0 million tender offer and special dividend/employee option bonus program. In connection with this program, we repurchased $3.7 million of options and paid $2.7 million to employee holders of vested options. Approximately $5.3 million was expensed related to these items in the first quarter of 2004. The increase in income from operations resulted from improved operating leverage across the company and the 2004 expenses incurred related to the option repurchase and bonus program.

     Interest income, net increased by $2.2 million, or 137.5%, from expense of $1.6 million for the first six months of 2004 to income of $0.6 million for the same period of 2005. This increase is due to the interest earned from the cash proceeds from our initial public offering and extinguishment of debt during the fourth quarter of 2004.
     Other expenses, net decreased by $2.2 million from an income of $1.7 million for the first six months of 2004 to an expense of $0.5 million for the same period of 2005. The decrease is attributable to the net change in the mix of the respective foreign currency balances.
     Our effective tax rate for the first six months of 2005 was 38.0% as compared to 36.2% for the same period in 2004. The decrease in our effective rate was primarily due to the geographic distribution of pre-tax earnings.
Liquidity and Capital Resources
     As of June 30, 2005, we had approximately $68.2 million of cash and cash equivalents. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible acquisitions, geographic expansion, working capital, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities.
     In the first six months of 2005, net cash used in operations was $10.9 million as compared to net cash provided by operations of $22.2 million for the same period during the prior year. Advanced billings decreased during the first six months of 2005 by $36.2 million compared to a $7.5 million decrease for the same period of 2004. The primary reasons for this decrease are the reduced percentage of advanced funds that are received from new contracts, the reduced level of invoices generated during the first three months of 2005 and the application of invoices against advanced funds. Invoicing levels improved for the three months ended June 30, 2005. Cash collections from accounts receivable were $189.7 million for the first six months of 2004, as compared to $161.6 million for the same period in 2005. In addition, adjustments to reconcile net income of $15.5 million in 2005 to cash used in operating activities include the addback of $5.6 million for depreciation and amortization, usage of $1.3 million for accounts receivable and deferred tax provisions, and $5.5 million provided for changes in assets and liabilities. Days sales outstanding, which includes accounts receivable, unbilled services and advanced billings, were a positive one day and a negative 12 days as of June 30, 2005 and 2004, respectively.
     Net cash provided by investing activities was $13.2 million for the first six months of 2005 as compared to net cash used of $2.8 million for the same period of 2004. The increase in cash provided was due to the redemption of marketable securities totaling $46.9 million. This increase was offset by cash amounts used in investing activities which include acquisitions and capital expenditures in connection with ongoing information technology projects. We expect our capital expenditures to be approximately $12 million to $13 million for the full year 2005, with the majority of the spending related to information technology enhancement and expansion.
     Net cash used in financing activities in the first six months of 2005 was $0.1 million compared to net cash used of $28.7 million in the same period of 2004. The primary reason for the reduced usage of cash were dividends of $16.9 million and debt repayments of $17.1 million were paid in the six months ending June 30, 2004.
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
Special Note Regarding Risks and Forward-Looking Statements
The discussion of our operations, cash flows and financial position includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and similar expressions are forward-looking statements. Although these statements are based upon assumptions we consider reasonable, they are subject to risks and uncertainties that are described more fully below and in the notes accompanying our financial statements. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. In particular, some of the risks and uncertainties we face include:
•	Termination of a large contract for services or multiple contracts for services could adversely affect our revenue and profitability.

•	Our quarterly operating results may vary and could negatively affect the market price of our common stock.

•	A loss of or significant decrease in business from our clients could affect our business.

•	If our costs of performing fixed-fee contracts were to exceed the fixed fees payable to us we would lose money in performing these contracts.

•	The loss of any member of our senior management team may harm our business.

•	If we are unable to recruit and retain qualified personnel, we may not be able to expand our business or remain competitive.

•	Our business could be harmed if we are unable to manage our growth effectively.

•	Our exposure to exchange rate fluctuations could negatively impact our results of operations.

•	Operating in foreign countries subjects us to certain risks.

•	Emerging companies using our services may be unable to pay us.

•	A downturn in our business or industry could require us to take a charge to earnings.

•	Failures of our information technology infrastructure could harm our operations.

•	Our business could be harmed if we cannot successfully integrate past and future acquisitions.

•	We compete in a highly competitive market and if we do not compete successfully our business could be harmed.

•	The companies in the pharmaceutical and biotechnology industries to whom we offer our services could reduce their research and development activities or reduce the extent to which they outsource clinical development.

•	Our results of operations could be harmed if regulatory standards change significantly or we fail to maintain compliance with evolving, complex regulations.

•	Circumstances beyond our control could cause the CRO industry to suffer reputational or other harm resulting in an industry-wide reduction in demand for CRO services.

•	We could incur liability for hazardous material contamination.

•	Our services are subject to evolving industry standards and rapid technological changes.

•	If we are required to pay damages or to bear the costs of defending any claim not covered by contractual indemnity or insurance, this could cause material harm to our business.

•	Health care industry reform could reduce or eliminate our business opportunities.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     At June 30, 2005, we had no amounts outstanding under our revolving credit facility. Future drawings under the facility will bear interest at various rates. Historically, we have mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements.
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

     We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on the evaluation we conducted, our management has concluded that our disclosure controls and procedures are effective.
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

PART II OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of the Company was held June 21, 2005. At the Annual Meeting, two directors were reelected to the Board of Directors with the following vote cast: Patrick K. Donnelly received 15,468,592 votes for and 4,249,176 votes were withheld; Robert J Weltman received 15,061,280 votes for and 4,656,488 votes were withheld. The following directors’ terms of office as a director continued after the meeting: Jean-Pierre L. Conte, Melvin D. Booth, Robert E. Conway and Armin Kessler.
In addition, at the Annual Meeting, the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005 was ratified with 19,715,168 votes for and 2,600 votes against.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit
Number	Description of Exhibit
10.10(1)	Form of Option Agreement

21.1	Subsidiaries of PRA International

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(1)	Incorporated by reference to Form 8-K filed on February 2, 2005

(b)	Reports on Form 8-K
     During the three month period ended June 30, 2005, two reports on Form 8-K were filed containing the following information and filed on the following date:

Date	Description
April 27, 2005	Current report on Form 8-K filed April 27, 2005 reporting the issuance of a press release on April 27, 2005 announcing our operating and financial results for the quarter ended March 31, 2005. Not withstanding its listing here, the information furnished shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall any information contained herein be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such a filing.

June 6, 2005	Current report on Form 8-K filed June 6, 2005 reporting the acquisition of two regulatory and product development consultancies. Not withstanding its listing here, the information furnished shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall any information contained herein be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such a filing.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA INTERNATIONAL
By:	/s/ Patrick K. Donnelly
	Name:	Patrick K. Donnelly
	Title:	Chief Executive Officer

By:	/s/ J. Matthew Bond
	Name:	J. Matthew Bond
	Title:	Chief Financial Officer

Dated: August 8, 2005

Exhibit Index

Exhibit No	Description of Exhibit
10.10(1)	Form of Option Agreement

21.1	Subsidiaries of PRA International

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Form 8-K filed on February 2, 2005