Form 10-Q
period 2005-09-30
PRA International
filed 2005-11-02
CIK 1293243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to
Commission File Number:

PRA INTERNATIONAL
(Exact name of Registrant as Specified in Its Charter)

Delaware	54-2040171
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification No.)
12120 Sunset Hills Road
Suite 600
Reston, Virginia 20190
(Address of principal executive offices)
(703) 464-6300
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2005, 22,776,695 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

INDEX

		Page

Part I Financial Information
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets as of December 31, 2004 and September 30, 2005 (unaudited)	3
	Consolidated Condensed Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2004 and 2005	4
	Consolidated Condensed Statement of Changes in Stockholders’ Equity and Other Comprehensive Income as of September 30, 2005	5
	Consolidated Condensed Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2004 and 2005	6
	Notes to Consolidated Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29
	Part II Other Information
Item 5.	Legal Proceedings	30
Item 6.	Exhibits and Reports on Form 8-K	30
Ex-21.1

EX-31.2
Ex-32.1
EX-32.2

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PRA INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	September 30,
	2004	2005

		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$65,888	$70,320
Marketable securities	24,500	—
Accounts receivable and unbilled services, net	84,480	80,563
Prepaid expenses and other current assets	5,844	7,619
Deferred tax assets	5,069	5,974

Total current assets	185,781	164,476
Fixed assets, net	21,661	21,442
Goodwill	101,340	106,769
Other intangibles, net of accumulated amortization of $6,033 and $5,234 as of September 30, 2005 and December 31, 2004, respectively	25,409	24,840
Other assets	3,153	3,125

Total assets	$337,344	$320,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,190	$16,125
Accrued expenses	32,437	34,911
Income taxes payable	11,875	8,195
Advance billings	114,801	69,879

Total current liabilities	174,303	129,110
Deferred tax liability	9,349	7,344
Other liabilities	3,313	4,333

Total liabilities	186,965	140,787

Stockholders’ equity
Common stock $0.01 par value; 36,000,000 shares authorized as of September 30, 2005 and December 31, 2004; 22,705,847 and 22,337,822 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	223	227
Treasury stock	(93)	(93)
Additional paid-in capital — common stock	124,737	128,864
Accumulated other comprehensive income	2,858	3,491
Retained earnings	22,654	47,376

Total stockholders’ equity	150,379	179,865

Total liabilities and stockholders’ equity	$337,344	$320,652

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

Revenue
Service revenue	$70,311	$75,567	$206,271	$225,191
Reimbursement revenue	7,550	7,602	23,443	24,585

Total revenue	77,861	83,169	229,714	249,776
Operating expenses
Direct costs	32,814	34,537	98,889	103,973
Reimbursable out-of-pocket costs	7,550	7,602	23,443	24,585
Selling, general, and administrative	23,576	24,654	67,380	74,325
Option purchase	—	—	3,713	—
Employee per option bonus related to tender	402	—	2,274	—
Depreciation and amortization	2,355	2,856	7,050	8,479
Management fee	200	—	600	—

Income from operations	10,964	13,520	26,365	38,414
Interest expense	(867)	(132)	(2,610)	(349)
Interest income	96	380	269	1,228
Other income (expense), net	(843)	(292)	832	(786)

Income before income taxes	9,350	13,476	24,856	38,507
Provision for income taxes	3,383	4,267	8,998	13,785

Net income	$5,967	$9,209	$15,858	$24,722

Net income per share
Basic	$0.33	$0.41	$0.88	$1.10
Diluted	$0.29	$0.38	$0.79	$1.01
Weighted average number of common shares outstanding
Basic	18,113	22,548	17,944	22,436
Diluted	20,301	24,477	19,949	24,362
The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND OTHER COMPREHENSIVE INCOME
(in thousands, except per share amounts)

					Additional
					Paid-In	Accumulated	Retained
	Common Stock		Treasury Stock		Capital —	Other	Earnings/		Other
					Common	Comprehensive	(Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Stock	Income/(Loss)	Deficit)	Total	Income

Balance as of December 31, 2004	22,337,822	$223	14,216	$(93)	$124,737	$2,858	$22,654	$150,379
Exercise of common stock options	368,025	4	—	—	1,885	—	—	1,889
Net income	—	—	—	—	—	—	24,722	24,722	$24,722
Issuance costs related to public offerings	—	—	—	—	(600)	—	—	(600)
Stock option tax benefit					2,842			2,842
Other comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	811	—	811	811
Fair market value adjustments on cash flow hedge, net of tax	—	—	—	—	—	(178)	—	(178)	(178)

Comprehensive income									$25,355

Balance as of September 30, 2005 (unaudited)	22,705,847	$227	14,216	$(93)	$128,864	$3,491	$47,376	$179,865

The accompanying notes are an integral part of these financial statements

PRA INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS0
(in thousands)

	Nine Months Ended
	September 30,

	2004	2005

	(unaudited)
Cash flow from operating activities
Net income	$15,858	$24,722
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,050	8,479
Provision for doubtful receivables	2,692	370
Provision (benefit) for deferred income taxes	2,627	(3,035)
Changes in assets and liabilities:
Accounts receivable and unbilled services	5,389	1,547
Prepaid expenses and other assets	28	(1,390)
Accounts payable and accrued expenses	(288)	5,814
Income taxes	6,331	(3,391)
Advance billings	(8,650)	(42,060)

Net cash provided by (used in) operating activities	31,037	(8,944)

Cash flow from investing activities
Purchase of fixed assets	(5,943)	(8,037)
Disposal of fixed assets	621	97
Purchase of marketable securities	—	(22,375)
Proceeds from marketable securities	—	46,875
Cash paid for acquisitions, net of cash acquired	(200)	(7,297)

Net cash provided by (used in) investing activities	(5,522)	9,263

Cash flow from financing activities
Proceeds from issuance of debt	5,000	—
Repayment of debt and capital leases	(18,535)	(138)
Issuance of stockholder notes receivable	(1,777)	—
Payment of dividends	(16,851)	—
Purchase of treasury stock	(93)	—
Stock option tax benefit	—	2,842
Issuance costs related to public offerings	—	(600)
Proceeds from stock option and warrant exercises	2,639	1,889

Net cash provided by (used in) financing activities	(29,617)	3,993
Effect of exchange rate on cash and cash equivalents	412	120

Increase (decrease) in cash and cash equivalents	(3,690)	4,432
Cash and cash equivalents at beginning of period	32,328	65,888

Cash and cash equivalents at end of period	$28,638	$70,320

Supplemental disclosure of cash flow information
Cash paid for taxes	$2,249	$16,850

Cash paid for interest	$2,248	$213

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(1)     Basis of Preparation
      The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated condensed financial statements of PRA International and subsidiaries for the years ended December 31, 2004, 2003, and 2002 included in our Annual Report on Form 10-K for the year ended December 31, 2004.
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

Marketable securities
      The Company had short-term investments in Auction Rate Securities, or ARS. ARS generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments are classified as short-term investments. The Company’s short-term investments were classified as available-for-sale securities due to management’s intent regarding these securities. At December 31, 2004, the Company held $24.5 million in marketable securities. During the first nine months of 2005, additional positions were purchased, however all positions were sold prior to September 30, 2005.

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

Goodwill and Other Intangibles
      The Company follows Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), whereby goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Separate intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. The most recent annual test performed for 2004 did not identify any instances of impairment and there were no events through September 30, 2005 that warranted a reconsideration of our impairment test results.

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
      As is customary in the industry, the Company routinely enters into separate agreements on behalf of its clients with independent physician investigators in connection with clinical trials. The reimbursements

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
received for investigator fees are netted against the related cost, since such fees are the primary obligation of the Company’s clients, on a “pass-through basis,” without risk or reward to the Company. The Company is not obligated either to perform the service or to pay the investigator in the event of default by the client. The amounts identified for payment to investigators were $16.1 million and $44.5 million for the three and nine months ending September 30, 2005 and $12.1 million and $40.9 million for the three and nine months ending September 30, 2004, respectively.

Significant Customers
      Service revenue from individual customers greater than 10% of consolidated service revenue in the respective periods was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2005	2004	2005

Customer A	17%	13%	14%	13%
Customer B	*	10%	*	11%
Customer C	13%	11%	12%	10%

*	Less than 10% of consolidated service revenues in the respective period.
      Due to the nature of the Company’s business and the relative size of certain contracts, it is not unusual for a significant customer in one year to be less significant in the next.

Concentration of Credit Risk
      Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of September 30, 2005, substantially all of the Company’s cash and cash equivalents were held in or invested with domestic banks. Accounts receivable include amounts due from pharmaceutical and biotechnology companies. Accounts receivable from individual customers that are equal to or greater than 10% of consolidated accounts receivable in the respective periods were as follows:

	December 31,	September 30,
	2004	2005

Customer A	16%	10%
Customer B	*	*
Customer C	15%	*

*	Less than 10% of consolidated accounts receivable as of the end of each period.
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

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Transaction gains and losses are included in other income (expenses), net, in the accompanying Consolidated Condensed Statements of Operations.

Comprehensive Income (Loss)
      For the year ended December 31, 2004, the components of comprehensive income include the foreign currency translation adjustment and an adjustment resulting from a change in the fair value of an interest rate agreement. During 2005, the Company entered into foreign currency contracts. These instruments qualify as cash flow hedges, thus the effective portion of the gain or loss on the instrument is recorded in other comprehensive income. Comprehensive income was $9.9 million and $25.4 million for the three and nine months ended September 30, 2005 and $6.8 million and $16.6 million for the three and nine months ended September 30, 2004, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

	(Dollars in thousands, except per share amounts)
Net income, as reported	$5,967	$9,209	$15,858	$24,722
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(76)	(380)	(231)	(1,049)

SFAS No. 123 pro forma net income	$5,891	$8,829	$15,627	$23,673

Basic net income per share, as reported	$0.33	$0.41	$0.88	$1.10
Basic net income per share, pro forma	$0.33	$0.39	$0.87	$1.06
Diluted net income per share, as reported	$0.29	$0.38	$0.79	$1.01
Diluted net income per share, pro forma	$0.29	$0.36	$0.78	$0.97
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

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
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
(3)     Accounts Receivable and Unbilled Services
      Accounts receivable and unbilled services include service revenue, reimbursement revenue, and amounts associated with work performed by investigators (dollars in thousands):

	December 31,	September 30,
	2004	2005

Accounts receivable	$59,384	$43,965
Unbilled services	29,993	41,809

	89,377	85,774
Less: Allowance for doubtful accounts	(4,897)	(5,211)

	$84,480	$80,563

(4)     Goodwill and Other Intangibles
      The changes in the carrying amount of goodwill for the twelve months ended December 31, 2004 and the nine months ended September 30, 2005 were as follows (dollars in thousands):

Carrying amount as of December 31, 2004	$101,340
Acquisitions	5,753
Foreign currency exchange rate changes	(324)

Carrying amount as of September 30, 2005	$106,769

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      Other intangibles consist of the following (dollars in thousands):

	Weighted	As of December 31, 2004			As of September 30, 2005
	Average
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Non-compete and other agreements	2	$2,776	$2,442	$334	$2,518	$2,347	$171
Customer relationships	10	7,897	2,319	5,578	8,500	3,212	5,287
Trade names	Indefinite	19,970	473	19,497	19,855	474	19,382

		$30,643	$5,234	$25,409	$30,873	$6,033	$24,840

      Amortization expense related to other intangibles was approximately $0.3 million and $0.8 million for the three and nine months ended September 30, 2005 and September 30, 2004, respectively. Estimated amortization expense for the next five years is as follows:

(in thousands)
2005 (remaining 3 months)	$287
2006	933
2007	863
2008	850
2009 and thereafter	2,525

$5,458

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
(6)     Accounting for Derivative Instruments and Hedging Activities
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

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings.
(7)     Commitments and Contingencies

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
      The Company was involved in an arbitration proceeding with Cell Therapeutics, Inc. (formerly Novuspharma S.p.A.) before the International Chamber of Commerce, International Court of Arbitration (the “Court”) related to a dispute over the performance of clinical trial services. The Company sought payment of approximately $0.7 million for unpaid services and expenses. Cell Therapeutics counterclaimed and sought $3.8 million for refunds of prior payments, $4.6 million for recuperation of lost investments, $20.3 million for expenses incurred, and unspecified damages for loss of commercial reputation and profits. In July 2004, the International Court of Arbitration conducted a hearing on this matter in Geneva, Switzerland. On October 4, 2005, the Company was informed of the Court’s decision, dated September 27, 2005. The Court awarded 317,156 Euros plus interest to the Company for unpaid services and expenses. The Court awarded 892,080 Euros plus interest to Cell Therapeutics, Inc for damages and refunds of prior payments. Therefore, as a net amount, the Company paid Novuspharma a total amount of approximately 560,000 Euros (inclusive of interest) as the final award.
(8)     Related-Party Transactions
      The Company leases operating facilities from a related party. The leases, which have a renewal option, began on April 1, 1997, and expired on September 30, 2004. Two of the four leases were extended through July 2005 and another one was extended through September 2009. The leases feature fixed annual rent increases of approximately 2.7%. Rental expense under these leases was approximately $0.2 million and $1.0 million for the three and nine months ended September 30, 2005, and $0.4 million and $1.1million for the three and nine months ended September 30, 2004, respectively.
      Prior to the Company’s initial public offering, management fees were paid to its majority stockholder. The Company recorded management fees of $0.2 million and $0.6 million for the three and nine months ended September 30, 2004, respectively. In connection with the initial public offering, the management fee arrangement was terminated.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(9)     Segment Reporting — Operations by Geographic Area
      The Company’s operations consist of one reportable segment, which represents management’s view of the Company’s operations based on its management and internal reporting structure. The following table presents certain enterprise-wide information about the Company’s operations by geographic area (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

Service revenue
North America	$49,363	$49,652	$145,403	$150,542
Europe	19,360	23,533	56,481	67,845
Other	1,588	2,382	4,387	6,804

	$70,311	$75,567	$206,271	$225,191

	December 31,	September 30,
	2004	2005

Long-lived assets
North America	$133,738	$138,363
Europe	16,512	16,512
Other	1,313	1,301

	$151,563	$156,176

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
      We review various financial and operational metrics, including service revenue, margins, earnings, new business awards, and backlog to evaluate our financial performance. Our service revenue was $277.5 million in 2004 and $75.6 million and $225.2 million for the three and nine months ended September 30, 2005, respectively. Once contracted work begins, service revenue is recognized over the life of the contract as services are performed. We commence service revenue recognition when a contract is signed or when we receive a signed letter of intent.
      Our new business awards for the nine months ended September 30, 2004 and 2005 were $263.8 million and $317.4 million, respectively. New business awards arise when a client selects us to execute its trial and so indicates by written or electronic correspondence. The number of new business awards can vary significantly from quarter to quarter, and awards can have terms ranging from several months to several years. The value of a new award is the anticipated service revenue over the life of the contract, which does not include reimbursement activity or investigator fees.
      Our backlog consists of anticipated service revenue from new business awards that either have not started but are anticipated to begin in the near future or are contracts in process that have not been completed. Backlog varies from period to period depending upon new business awards and contract increases, cancellations, and the amount of service revenue recognized under existing contracts. Our backlog at September 30, 2004 and 2005 was $376 million and $494 million, respectively.

      Income from operations was $11.0 million and $13.5 million for the quarters ended September 30, 2004 and 2005, respectively. We attribute the improvement in productivity in part to management initiatives focused on improving staff deployment, the reduction of per employee training costs, and the rollout of our ISO initiative.

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

Income Taxes
      Because we conduct operations on a global basis, our effective tax rate has and will continue to depend upon the geographic distribution of our pre-tax earnings among several statutory foreign jurisdictions with varying tax rates. Our effective tax rate can also vary based on changes in the tax rates of different jurisdictions. Our effective tax rate is also impacted by either the generation or utilization of net operating loss carryforwards and other tax credits.
      Our foreign subsidiaries are taxed separately in their respective jurisdictions. As of September 30, 2005 we had cumulative foreign net operating loss carryforwards of approximately $10.5 million. The carryforward periods for these losses vary from four years to an indefinite number of years depending on the jurisdiction. Our ability to offset future taxable income with the foreign net operating loss carryforwards may be limited in certain instances, including changes in ownership. No benefit for these foreign net operating losses has been recognized for financial statement purposes.

Exchange Rate Fluctuations
      The majority of our foreign operations transact in the euro, pound sterling, or Canadian dollar. As a result, our revenue is subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following average exchange rates:

	September 30,	December 31,	September 30,
	2004	2004	2005

U.S. Dollars per:
Euro	1.22	1.25	1.25
Pound Sterling	1.82	1.84	1.84
Canadian Dollar	0.75	0.77	0.82

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

				Nine Months
				Ended
	Year Ended December 31,			September 30,

	2002	2003	2004	2004	2005

Service revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Direct costs	53.7	51.1	48.3	47.9	46.2
Selling, general, and administrative	32.8	32.5	32.5	32.7	33.0
Depreciation and amortization	4.0	3.6	3.5	3.4	3.8
Management fee	0.5	0.3	0.3	0.3	—
Option repurchase	—	—	1.3	1.8	—
Vested option bonus	—	—	0.9	1.1	—

Income from operations	9.0	12.5	13.1	12.8	17.0
Interest expense	(2.4)	(2.9)	(1.4)	(1.3)	(0.1)
Interest income	0.1	0.1	0.1	0.1	0.5
Other income (expenses), net	(0.4)	(1.6)	0.0	0.4	(0.3)

Income before income taxes	6.3	8.1	11.8	12.1	17.1
Provision for income taxes	3.1	2.8	4.3	4.4	6.1

Net income	3.2%	5.3%	7.5%	7.7%	11.0%

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

				Nine Months Ended
	Year Ended December 31,			September 30,

	2002	2003	2004	2004	2005

				(unaudited)	(unaudited)
Revenue
Service revenue	$176,365	$247,888	$277,479	$206,271	$225,191
Reimbursement revenue	24,648	42,109	30,165	23,443	24,585

Total revenue	$201,013	$289,997	$307,644	$229,714	$249,776
Operating expenses
Direct costs	94,761	126,501	134,067	98,889	103,973
Reimbursable out-of-pocket costs	24,648	42,109	30,165	23,443	24,585
Selling, general, and administrative	57,897	80,585	90,139	67,380	74,325
Depreciation and amortization	6,956	8,967	9,691	7,050	8,479
Management fee	800	800	704	600	—
Option repurchase(1)	—	—	3,713	3,713	—
Vested option bonus(1)	—	—	2,738	2,274	—

Income from operations	15,951	31,035	36,427	26,365	38,414
Interest income (expense), net	(4,100)	(6,856)	(3,643)	(2,341)	879
Other income (expenses), net	(721)	(4,023)	(38)	832	(786)

Income before income taxes	11,130	20,156	32,746	24,856	38,507
Provision for income taxes	5,493	6,909	11,997	8,998	13,785

Net income	$5,637	$13,247	$20,749	$15,858	$24,722

Net income per share
Basic	$0.37	$0.83	$1.13	$0.88	$1.10
Diluted	$0.32	$0.71	$1.02	$0.79	$1.01
Shares used to compute net income per share:
Basic	15,204,232	15,965,408	18,442,313	17,944,312	22,436,480
Diluted	17,557,632	18,666,012	20,329,852	19,949,128	24,362,464
Other Financial Data:
Net cash provided by (used in) operating activities	$28,442	$2,058	$71,636	$31,037	$(8,944)
Net cash provided by (used in) investing activities	(24,625)	(9,599)	(32,350)	(5,522)	9,263
Net cash provided by (used in) financing activities	(14,581)	26,028	(6,430)	(29,617)	3,993

				Nine Months Ended
	Year Ended December 31,			September 30,

	2002	2003	2004	2004	2005

				(unaudited)	(unaudited)
Non-GAAP Data:
Adjusted EBITDA(2)	$22,186	$35,979	$52,531	$40,234	$46,107
Adjusted EBITDA as a % of service revenue	12.6%	14.5%	18.9%	19.5%	20.5%
EBITDA(2)	$22,186	$35,979	$46,080	$34,247	$46,107
EBITDA as a % of service revenue	12.6%	14.5%	16.6%	16.6%	20.5%

				Nine Months Ended
	Year Ended December 31,			September 30,

	2002	2003	2004	2004	2005

				(unaudited)	(unaudited)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,798	$32,328	$65,888	$28,638	$70,320
Marketable securities	—	—	24,500	—	—
Working capital	(43,429)	(8,449)	11,478	(18,566)	35,366
Total assets	254,547	298,558	337,344	282,988	320,652
Long-term debt and capital leases, less current maturities	32,509	57,810	75	46,797	11
Stockholders’ equity	59,088	74,565	150,379	75,148	179,865

(1)	Includes a $3.7 million charge for the repurchase of options, predominantly from former employees, and a $2.7 million ($2.3 million through September 30, 2004) charge for a per-vested-option bonus paid to all employee option holders, both of which were executed in connection with the culmination of the January 2004 tender process.

(2)	Adjusted EBITDA and EBITDA are not substitutes for operating income, net income, or cash flow from operating activities as determined in accordance with GAAP as measures of performance or liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.” For each of the periods indicated, the following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by (used in) operating activities and to net income.

				Nine Months Ended
	Year Ended December 31,			September 30,

	2002	2003	2004	2004	2005

				(unaudited)	(unaudited)
Adjusted EBITDA	$22,186	$35,979	$52,531	$40,234	$46,107
Option repurchase	—	—	(3,713)	(3,713)	—
Vested option bonus	—	—	(2,738)	(2,274)	—

EBITDA	22,186	35,979	46,080	34,247	46,107
Depreciation and amortization	(6,956)	(8,967)	(9,691)	(7,050)	(8,479)
Interest expense, net	(4,100)	(6,856)	(3,643)	(2,341)	879
Provision for income taxes	(5,493)	(6,909)	(11,997)	(8,998)	(13,785)

				Nine Months Ended
	Year Ended December 31,			September 30,

	2002	2003	2004	2004	2005

				(unaudited)	(unaudited)
Net income	5,637	13,247	20,749	15,858	24,722
Depreciation and amortization	6,956	8,967	9,691	7,050	8,479
Provision for doubtful receivables	1,888	4,851	1,914	2,692	370
Amortization of debt discount	379	1,642	—	—	—
Stock-based compensation	—	—	—	—	—
Provision for deferred income taxes	(1,228)	(3,997)	2,606	2,627	(3,035)
Debt issuance costs write-off	—	750	1,241	—	—
Changes in assets and liabilities:
Accounts receivable and unbilled services	(29,251)	(18,538)	15,373	5,389	1,547
Prepaid expenses and other assets	1,444	408	1,226	28	(1,390)
Accounts payable and accrued expenses	3,481	(4,873)	7,793	(288)	5,814
Income taxes	989	(481)	12,150	6,331	(3,391)
Advance billings	38,147	82	(1,107)	(8,650)	(42,060)

Net cash provided by (used in) operating activities	$28,442	$2,058	$71,636	$31,037	$(8,944)

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
      Service revenue increased by $5.3 million, or 7.5%, from $70.3 million for the third quarter of 2004 to $75.6 million for the third quarter of 2005 due to the expansion of our services to both existing and new clients and a favorable impact from foreign currency fluctuations of approximately $0.2 million. On a geographic basis, service revenue for the third quarter of 2005 was distributed as follows: North America $49.7 million (65.7%), Europe $23.5 million (31.1%), and rest of world $2.4 million (3.2%). For the third quarter of 2004 service revenue was distributed as follows: North America $49.4 million (70.3%), Europe $19.3 million (27.4%), and rest of world $1.6 million (2.3%).
      Direct costs increased by $1.7 million, or 5.2%, from $32.8 million for the third quarter of 2004 to $34.5 million for the third quarter of 2005, due to increased personnel costs needed to support increased project related activity, from an average of 1,814 employees for the third quarter of 2004 to an average of 1,882 for the third quarter of 2005, and were affected by an unfavorable impact from foreign currency fluctuations of approximately $0.1 million. Direct costs as a percentage of service revenue decreased from 46.7% for the third quarter of 2004 to 45.6% for the third quarter of 2005. The improvement was a function of our attention to the efficient execution of project work. Of note was a continued improvement during the quarter in our gross margin for project work executed in certain European and Southern Hemisphere locations.
      Selling, general, and administrative expenses increased by $1.1 million, or 4.7%, from $23.6 million for the third quarter of 2004 to $24.7 million for the third quarter of 2005 and were not significantly affected by an impact from foreign currency fluctuations. Approximately $1.0 million of this increase is related to labor costs incurred to support increased operational activity. Selling, general, and administrative expenses as a percentage of service revenue were 33.6% for the third quarter of 2004 and 32.7% for the third quarter of 2005, resulting in part from the impact of the level and timing of activities related to the implementation of our Sarbanes-Oxley compliance program.
      Depreciation and amortization expense increased by approximately $0.5 million, or 20.8%, from $2.4 million for the third quarter of 2004 to $2.9 million for the third quarter of 2005. This increase is due to continued investment in facilities and information technology to support our growth. Depreciation and amortization expense as a percentage of service revenue was 3.4% for the third quarter of 2004 and 3.8% for the third quarter of 2005.

      Income from operations increased by $2.5 million, or 22.7%, from $11.0 million for the third quarter of 2004 to $13.5 million for the third quarter of 2005. Income from operations as a percentage of service revenue increased from 15.6% for the third quarter of 2004 to 17.9% for the third quarter of 2005. The increase in income from operations resulted from improved operating leverage across the company.
      Interest income, net increased by $1.0 million, or 125.0%, from expense of $0.8 million for the third quarter of 2004 to income of $0.2 million for the third quarter of 2005. This increase is due to the interest earned from the cash proceeds from our initial public offering and extinguishment of debt during the fourth quarter of 2004.
      Other expenses, net decreased by $0.5 million from $0.8 million for the third quarter of 2004 to $0.3 million for the third quarter of 2005. The decrease is attributable to the net change in the mix of the respective foreign currency balances.
      Our effective tax rate for the third quarter of 2005 was 31.7% as compared to 36.2% for the same period in 2004. This reflects a revised estimated annual effective tax rate of approximately 36%, down from our previous estimated annual tax rate of approximately 38%. The decrease in our effective rate was primarily due to our ability to fully quantify and utilize certain research and development tax incentive programs in Canada.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
      Service revenue increased by $18.9 million, or 9.2%, from $206.3 million for the first nine months of 2004 to $225.2 million for the same period of 2005 due to the expansion of our services to both existing and new clients and a favorable impact from foreign currency fluctuations of approximately $2.5 million. On a geographic basis, service revenue for the third quarter of 2005 was distributed as follows: North America $150.6 million (66.9%), Europe $67.8 million (30.1%), and rest of world $6.8 million (3.0%). For the third quarter of 2004 service revenue was distributed as follows: North America $145.4 million (70.5%), Europe $56.5 million (27.4%), and rest of world $4.4 million (2.1%).
      Direct costs increased by $5.1 million, or 5.2%, from $98.9 million for the first nine months of 2004 to $104.0 million for the same period of 2005, due to increased personnel costs needed to support increased project related activity, from an average of 1,904 employees for the first nine months of 2004 to an average of 1,900 for the same period of 2005, and were affected by an unfavorable impact from foreign currency fluctuations of approximately $1.0 million. Direct costs as a percentage of service revenue decreased from 47.9% for the first nine months of 2004 to 46.2% for the same period of 2005. The improvement was a function of our attention to the efficient execution of project work. Of note was an improvement during the first nine months of 2005 in our gross margin for project work executed in certain European and Southern Hemisphere locations. We are experiencing a growth in the level of global work and the related execution of work outside of North America, which has positively impacted our overall gross margins. Additionally, there were certain significant projects, where we achieved operational milestones in the second quarter of 2005, which resulted in marginal efficiencies being realized from those projects.
      Selling, general, and administrative expenses increased by $6.9 million, or 10.2%, from $67.4 million for the first nine months of 2004 to $74.3 million for the same period of 2005 and were affected by an unfavorable impact from foreign currency fluctuations of approximately $0.6 million. Approximately $3.7 million of this increase is related to labor costs incurred to support increased operational activity. Selling, general, and administrative expenses as a percentage of service revenue were 32.7% for the first nine months of 2004 and 33.0% for the same period of 2005, resulting in part from the impact of the level and timing of activities related to the implementation of our Sarbanes-Oxley compliance program.
      Depreciation and amortization expense increased by approximately $1.4 million, or 19.7%, from $7.1 million for the first nine months of 2004 to $8.5 million for the same period of 2005. This increase is due to continued investment in facilities and information technology to support our growth. Depreciation and amortization expense as a percentage of service revenue was 3.4% for the first nine months of 2004 and 3.8% for the same period of 2005.

      Income from operations increased by $12.0 million, or 45.5%, from $26.4 million for the first nine months of 2004 to $38.4 million for the same period of 2005. Income from operations as a percentage of service revenue increased from 12.8% for the first nine months of 2004 to 17.0% for the same period of 2005. In January 2004, we closed our $25.0 million tender offer and special dividend/employee option bonus program. In connection with this program, we repurchased $3.7 million of options and paid $2.7 million to employee holders of vested options. Approximately $6.0 million was expensed related to these items in the first nine months of 2004. The increase in income from operations resulted from improved operating leverage across the company and the 2004 expenses incurred related to the option repurchase and bonus program.
      Interest income, net increased by $3.2 million, or 139.1%, from expense of $2.3 million for the first nine months of 2004 to income of $0.9 million for the same period of 2005. This increase is due to the interest earned from the cash proceeds from our initial public offering and extinguishment of debt during the fourth quarter of 2004.
      Other expenses, net increased by $1.6 million from an income of $0.8 million for the first nine months of 2004 to an expense of $0.8 million for the same period of 2005. The increase is attributable to the net change in the mix of the respective foreign currency balances.
      Our effective tax rate for the first nine months of 2005 was 35.8% as compared to 36.2% for the same period in 2004. The decrease in our effective rate was primarily due to the geographic distribution of pre-tax earnings.
Liquidity and Capital Resources
      As of September 30, 2005, we had approximately $70.3 million of cash and cash equivalents. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible acquisitions, geographic expansion, working capital, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities.
      In the first nine months of 2005, net cash used in operations was $8.9 million as compared to net cash provided by operations of $31.0 million for the same period during the prior year. Advanced billings decreased during the first nine months of 2005 by $42.1 million compared to an $8.7 million decrease for the same period of 2004. The primary reasons for this decrease are the reduced percentage of advanced funds that are received from new contracts due to the competitive forces in the market. In contrast to the trend noted in the first quarter of 2005, invoicing levels improved for the six month period ended September 30, 2005. Cash collections from accounts receivable were $278.7 million for the first nine months of 2004, as compared to $245.9 million for the same period in 2005. This decrease is primarily due to the timing of project milestone billings. In addition, adjustments to reconcile net income of $24.7 million in 2005 to cash used in operating activities include the addback of $8.5 million for depreciation and amortization, usage of $2.6 million for accounts receivable and deferred tax provisions, and $2.6 million provided for by changes in assets and liabilities. Days sales outstanding, which includes accounts receivable, unbilled services and advanced billings, were a positive 15 days and a negative seven days as of September 30, 2005 and 2004, respectively.
      Net cash provided by investing activities was $9.3 million for the first nine months of 2005 as compared to net cash used of $5.5 million for the same period of 2004. The increase in cash provided was due to the redemption of marketable securities totaling $46.9 million. This increase was offset by cash amounts used in investing activities which include acquisitions and capital expenditures in connection with ongoing information technology projects. We expect our capital expenditures to be approximately $12 million to $13 million for the full year 2005, with the majority of the spending related to information technology enhancement and expansion.
      Net cash provided by financing activities in the first nine months of 2005 was $4.0 million compared to net cash used of $29.6 million in the same period of 2004. The primary reason for the reduced usage of cash were dividends of $16.9 million and debt repayments of $18.5 million were paid in the nine months ending September 30, 2004.

      Our credit facility provides for a $75.0 million revolving line of credit that terminates on December 23, 2008. At any time within three years after December 23, 2004 and so long as no event of default is continuing, we have the right, in consultation with the administrative agent, to request increases in the aggregate principal amount of the facility in minimum increments of $5.0 million up to an aggregate increase of $50.0 million (and which would make the total amount available under the facility $125.0 million). The revolving credit facility is available for general corporate purposes (including working capital expenses, capital expenditures, and permitted acquisitions), the issuance of letters of credit and swingline loans for our account, for the refinancing of certain existing indebtedness, and to pay fees and expenses related to the facility. All borrowings are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. A portion of the facility is also available for alternative currency loans.
      The revolving credit facility requires us to comply with certain financial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio, and a minimum net worth, which we have met.
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
Special Note Regarding Risks and Forward-Looking Statements
      The discussion of our operations, cash flows and financial position includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and similar expressions are forward-looking statements. Although these statements are based upon assumptions we consider reasonable, they are subject to risks and uncertainties that are described more fully below and in the notes accompanying our financial statements. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. In particular, some of the risks and uncertainties we face include:

•	Termination of a large contract for services or multiple contracts for services could adversely affect our revenue and profitability.

•	Our quarterly operating results may vary and could negatively affect the market price of our common stock.

•	A loss of or significant decrease in business from our clients could affect our business.

•	If our costs of performing fixed-fee contracts were to exceed the fixed fees payable to us we would lose money in performing these contracts.

•	The loss of any member of our senior management team may harm our business.

•	If we are unable to recruit and retain qualified personnel, we may not be able to expand our business or remain competitive.

•	Our business could be harmed if we are unable to manage our growth effectively.

•	Our exposure to exchange rate fluctuations could negatively impact our results of operations.

•	Operating in foreign countries subjects us to certain risks.

•	Emerging companies using our services may be unable to pay us.

•	A downturn in our business or industry could require us to take a charge to earnings.

•	Failures of our information technology infrastructure could harm our operations.

•	Our business could be harmed if we cannot successfully integrate future acquisitions.

•	We compete in a highly competitive market and if we do not compete successfully our business could be harmed.

•	The companies in the pharmaceutical and biotechnology industries to whom we offer our services could reduce their research and development activities or reduce the extent to which they outsource clinical development.

•	Our results of operations could be harmed if regulatory standards change significantly or we fail to maintain compliance with evolving, complex regulations.

•	Circumstances beyond our control could cause the CRO industry to suffer reputational or other harm resulting in an industry-wide reduction in demand for CRO services.

•	We could incur liability for hazardous material contamination.

•	Our services are subject to evolving industry standards and rapid technological changes.

•	If we are required to pay damages or to bear the costs of defending any claim not covered by contractual indemnity or insurance, this could cause material harm to our business.

•	Health care industry reform could reduce or eliminate our business opportunities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
      At September 30, 2005, we had no amounts outstanding under our revolving credit facility. Future drawings under the facility will bear interest at various rates. Historically, we have mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements.
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
Foreign Currency Hedges
      In the first quarter of 2005, we entered into a number of foreign currency hedging contracts to mitigate exposure to movements between the U.S. dollar and the British pound and the U.S. dollar and the Euro. We agreed to purchase a given amount of British pounds and Euros at established dates throughout 2005. The transactions were structured as no-cost collars. These derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognize derivative instruments as either assets or liabilities in the balance sheet and measure them at fair value. These derivatives are designated as cash flow hedges.
ITEM 4.     CONTROLS AND PROCEDURES
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
      We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on the evaluation we conducted, our management has concluded that our disclosure controls and procedures are effective.
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
      We have evaluated, with the participation of our chief executive officer and chief financial officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, our management has concluded that no such changes have occurred.
PART II OTHER INFORMATION

ITEM 5.	LEGAL PROCEEDINGS
      The Company was involved in an arbitration proceeding with Cell Therapeutics, Inc. (formerly Novuspharma S.p.A.) before the International Chamber of Commerce, International Court of Arbitration (the “Court”) related to a dispute over the performance of clinical trial services. The Company sought payment of approximately $0.7 million for unpaid services and expenses. Cell Therapeutics counterclaimed and sought $3.8 million for refunds of prior payments, $4.6 million for recuperation of lost investments, $20.3 million for expenses incurred, and unspecified damages for loss of commercial reputation and profits. In July 2004, the International Court of Arbitration conducted a hearing on this matter in Geneva, Switzerland. On October 4, 2005, the Company was informed of the Court’s decision, dated September 27, 2005. The Court awarded 317,156 Euros plus interest to the Company for unpaid services and expenses. The Court awarded 892,080 Euros plus interest to Cell Therapeutics, Inc for damages and refunds of prior payments. Therefore, as a net amount, the Company paid Novuspharma a total amount of approximately 560,000 Euros (inclusive of interest) as the final award.
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

      (b) Reports on Form 8-K
      During the three month period ended September 30, 2005, two reports on Form 8-K were filed containing the following information and filed on the following date:

Date	Description

July 27, 2005	Current report on Form 8-K filed July 27, 2005 reporting the issuance of a press release on July 27, 2005 announcing our operating and financial results for the quarter ended June 30, 2005. Not withstanding its listing here, the information furnished shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall any information contained herein be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such a filing.
August 23, 2005	Current report on Form 8-K filed August 23, 2005 reporting the notice that the International Chamber of Commerce, International Court of Arbitration has extended to November 30, 2005 the time limit for issuing a ruling on the Company’s currently pending arbitration proceeding with Cell Therapeutics, Inc., formerly Novuspharma S.p.A.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA INTERNATIONAL

By:	/s/ Patrick K. Donnelly

Name: Patrick K. Donnelly

Title:	Chief Executive Officer

By:	/s/ J. Matthew Bond

Name: J. Matthew Bond

Title:	Chief Financial Officer
Dated: November 2, 2005

Exhibit Index

Exhibit No	Description of Exhibit

21.1	Subsidiaries of PRA International
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002