Form 10-K
period 2005-12-31
PRA International
filed 2006-03-03
CIK 1293243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐     No ☑

As of January 31, 2006, 22,934,871 shares of the registrant’s common stock, par value $0.01 per share, were outstanding. As of June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was $475,509,269 based on a closing price of $26.78 on The Nasdaq National Market on such date. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

PRA INTERNATIONAL

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2005

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

Overview

We are a leading global contract research organization, or CRO, with approximately 2,400 employees working from 24 offices located in North America, Europe, Africa, South America, Australia, and Asia. CROs assist pharmaceutical and biotechnology companies in developing and taking drug compounds, biologics, and drug delivery devices through appropriate regulatory approval processes. The conduct of clinical trials, in which a product candidate is tested for safety and efficacy, forms a major part of the regulatory approval process. Completing the approval process as efficiently and quickly as possible is a priority for sponsoring pharmaceutical and biotechnology companies because they must receive regulatory approval prior to marketing their products anywhere in the world. Revenue for CROs is typically generated on a fee for service basis on either a time and materials or a fixed-price contract arrangement with the client organization.

We conduct clinical trials globally and are one of a few CROs in the world with the capability to serve the growing need of pharmaceutical and biotechnology companies to conduct complex clinical trials in multiple geographies concurrently. We incorporated in Delaware in April 2001, with predecessors dating back to 1976. Our qualified and experienced clinical and scientific staff has been delivering clinical drug development services to our customers for over 30 years, and our service offerings now encompass all points of the clinical drug development process. We provide our expertise in several therapeutic areas of strategic interest to our customers.

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

Since 1999, we have conducted over 2,300 clinical trial projects for over 295 clients. We have collaborated with nine of the ten largest pharmaceutical companies and seven of the ten largest biotechnology companies over the last two years in many therapeutic areas. Moreover, we have preferred vendor relationships with seven of the world’s leading pharmaceutical and biotechnology companies. These preferred vendor relationships allow us to be one of a limited number of CROs that have been pre-qualified by these clients to compete for their outsourced projects. In 2005, we derived approximately 20% of our service revenue from major biotechnology companies, 29% from emerging biotechnology companies, 38% from large pharmaceutical companies, and 13% from Japanese pharmaceutical companies. We generated service revenue of $294.7 million and operating income of $51.2 million in 2005, representing a compounded annual growth rate since 2000 of 24.3% and 47.4%, respectively.

CRO Industry

Overview

Companies in the global pharmaceutical and biotechnology industries outsource product development services to CROs in order to manage the drug development process more efficiently and cost-effectively and to speed time to market. PRA and other CROs provide clinical drug development services, including protocoldesign and management of Phase I through IV clinical trials, data management, laboratory testing, medical and safety reviews, and statistical analysis. CROs provide services that will generate high quality and timely data in support of applications for regulatory approval of new drugs or reformulations of existing drugs as well as to support new and existing marketing claims. To remain competitive, CROs leverage selected information technologies and procedures to efficiently capture, manage, and analyze the large streams of data generated during a clinical trial.

CROs derive substantially all of their revenue from pharmaceutical and biotechnology companies’ research and development expenditures, which have increased substantially in recent years. Specifically, Frost and Sullivan, an international consulting firm, estimates that research and development expenditures by such companies totaled $58.5 billion in 2003, an increase from $41.1 billion in 2000, representing a compounded annual growth rate of 12.5%. Excluding spending related to administrative functions to support the research and development process, which are not typically outsourced to CROs, estimated research and development expenditures totaled $47.2 billion in 2003, up from $32.6 billion in 2000, representing a 13.2% compounded annual growth rate. Of this amount, approximately $27.4 billion in 2003 was directly related to Phase I through Phase IV clinical trials. Such spending, which excludes expenditures related to pre-clinical activities, increased between 2000 and 2003 at a compounded annual growth rate of 12.5%, and represents the total amount of research and development spending that could potentially be outsourced to PRA or its competitors offering similar services. According to Frost and Sullivan, in 2003 pharmaceutical and biotechnology companies outsourced to CROs approximately $8.4 billion, or 30.7% of their total research and development spending devoted to Phase I through Phase IV clinical trials, and outsourcing of such spending is expected to increase to $18.5 billion by 2010, representing a compounded annual growth rate of 12.1%. We anticipate that the rate of outsourcing will increase due to growing acceptance among drug companies of the benefits of outsourcing and the growing proportion of research and development spending accounted for by biotechnology companies, which tend to outsource a larger portion of their research and development activities to CROs.

Global Drug Approval Process

Discovering and developing new drugs is an expensive and time-consuming process and is highly regulated and monitored. In May 2003, The Tufts Center for the Study of Drug Development estimated that the total cost to develop a new prescription drug increased from approximately $231 million in 1987 to approximately $897 million in 2000. In addition, it typically takes between 10 and 15 years to develop a new prescription drug and obtain approval to market it in the United States. Regulatory requirements are a significant driver of the costs and time involved in drug development, and are a contributing factor in limiting the number of approved products that reach the market to approximately one in 250 molecules that enter the pre-clinical testing process. Specifically, before a new prescription drug reaches commercialization, it must undergo extensive clinical testing, and eventually regulatory review, in order to verify that the drug is safe and efficacious for its intended use. CROs offer regulatory and scientific support, clinical trials management and expertise, and infrastructure and staffing support, providing the flexibility either to supplement an organization’s in-house research and development capabilities or to deliver a fully outsourced solution throughout the product development cycle. Another recent study by the Tufts Center for the Study of Drug Development found that projects that relied heavily on CRO participation submitted their data to regulators more than thirty days closer to the projected submission date than projects with less CRO participation.

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

EU Approval Process.  In the European Union, there are two approval processes, the Centralized Procedure and the Mutual Recognition Procedure. Any application filed under the Centralized Procedure is made with the European Agency for the Evaluation of Medicinal Products, or EMEA, for a marketing authorization that is valid across all EU Member States. This procedure is available to all new or so-called “innovative” medicinal products. It is mandatory for all medicinal products developed by means of certain biotechnological processes, medicinal products containing a new active substance for the treatment of acquired immune deficiency syndrome, cancer, neurodegenerative disorder or diabetes and certain medicinal products for veterinary use. Themarketing authorization must be renewed after five years on the basis of a re-evaluation by the EMEA of the risk-benefit assessment.

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

If the drug passes through Phase III, then an NDA is submitted for approval by the FDA or other appropriate country regulatory agencies. The NDA includes, among other things, the clinical trial data generated and analyzed during the clinical development process.

•	Post-Approval/Phase IV. During the course of the review process, various regulatory authorities may approve a drug for marketing and sale, provided that additional clinical trials be conducted. Usually referred to as post-approval or Phase IV trials, these trials may either be for submission of additional data to regulatory authorities or for non-registration purposes, such as additional marketing information. These trials are intended to monitor the drug’s long-term risks and benefits, to analyze different dosage levels, to

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

Increased Number of Products Entering Development.  We believe that pharmaceutical and biotechnology companies will have a burgeoning number of clinical product candidates and combination therapies entering clinical trials, resulting in an increased need to quickly determine the most promising ones. According to the FDA, the number of active commercial INDs has increased from 3,611 in 1999 to 4,827 in 2004, representing an increase of over 33%. We believe that this trend will continue in the future. New research and development in tandem with genomic and proteomic capabilities will see many of these clinical product candidates being tested for multiple indications and in combination with existing treatments. In response, many pharmaceutical and biotechnology companies are enlisting the expertise and flexibility of CROs to expedite and coordinate clinical trials.

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

Many biotechnology companies have raised funds in recent years, and we believe biotechnology companies will devote a large percentage of these funds to drug development. Biotechnology companies have historically tended to seek a large pharmaceutical company partner relatively early in the product development process for additional capital, assistance with late-stage development, and the selling and marketing of the product. Increasingly, however, with greater financial resources, biotechnology companies are better-positioned to advance their drug candidates further in the development process before seeking a partner, thus preserving more or all of the economic returns for themselves.

Increased Regulatory Scrutiny.  Global drug regulators are requiring greater amounts of clinical trial data to support the approval of new drugs.As an effort to minimize risks potentially associated with the use of drugs, regulatory agencies are requiring a greater amount of safety and post-approval information and monitoring of drugs. The greater complexity in clinical research, regulatory oversight, and the level of specialization required to conduct tests have contributed to an increase in the average number of clinical trials required per new drug, increasing the uncertainty and costs of bringing a new drug to market and maintaining the marketing authorization. We believe that global pharmaceutical and biotechnology companies that hire CROs to conduct or augment their resources for these complex trials will continue to drive the demand for CRO services.

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

Global Leadership Position.  We are a leading clinical research organization. We have significant global reach with resources and knowledge that enable us to seamlessly conduct complex trials on six continents concurrently. Our global scale enables us to select locations that produce more cost-effective and efficient clinical drug development. In addition, our global platform facilitates access to strategic locations and timely patient recruitment for complex clinical trials, which tends to be one of the most significant challenges for our clients during the clinical trials process. We have grown our business outside the United States into regions with significant patient availability for clinical trials, which has contributed to an increase in the number of global projects, or projects where services are rendered on two or more continents, awarded to us from 14 projects in 2001 to 47 in 2005.

Attractive Customer Base.  Our service offerings appeal to both biotechnology and pharmaceutical companies. We have collaborated with nine of the ten largest pharmaceutical companies and seven of the ten largest biotechnology companies over the last two years in all major therapeutic areas. We have a particular strength in the expanding biotechnology industry, which constituted over 49% of our service revenue in 2005. Advances in proteomics and genomics and access to capital have driven growth in the biotechnology industry generally. We believe that biotechnology industry research and development spending is growing at a faster rate than research and development spending by the pharmaceutical industry. We currently provide services to an active customer base of over 295 clients, and no single project accounted for more than 5% of service revenue in 2005. We have established preferred vendor relationships with seven of the world’s leading pharmaceutical and biotechnology companies, giving us the ability to compete for a significant portion of the universe of available global clinical development projects.

Proven and Incentivized Management Team and Workforce.  We are led by our experienced executive management team with an average tenure of approximately 12 years with us or our acquired companies. This team has been responsible for building our global platform and maintaining strong client relationships, leading to service revenue of $294.7 million and operating income of $51.2 million in 2005, representing compounded annual growth rates of approximately 24.3% and 47.4%, respectively, since 2000.

We have assembled an experienced and qualified staff. Approximately 28% of our workforce has at least a master’s degree. We believe our employees are well-regarded in the drug development industry for scientific expertise and their experience managing many complex drug studies, and are therefore sought out by clients seeking to benefit from our drug development experience. We are dedicated to strengthening our workforce by offering comprehensive training and an attractive work environment, with the goal of being known as the employer of choice within the CRO industry. We have broad employee ownership, with over 200 employees owning equity in the Company.

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

Expand the Breadth and Depth of Our Service Offering.  We plan to build upon our expertise in Phase II and Phase III clinical trials to further grow market share and geographic reach. We intend to expand our global regulatory and drug safety capabilities, which are particularly important to our current and potential pharmaceutical and biotechnology clients. In addition, we intend to enhance our existing service offering in Phase I and Phase IV clinical trials, which are among the fastest growing segments of the CRO industry, according to Frost and Sullivan. Strategic initiatives we are considering include a first-in-man intensive care Phase I unit and an expansion of our current safety and medical affairs offerings with the development of patient registries and expanded post approval monitoring. Over the longer term, our initiatives may include clinical laboratory and small run manufacturing services. We expect electronic data capture, or EDC, capabilities to be of increasing importance to our customers, and we have augmented our EDC capabilities through our alliance with DataLabs which we believe will position us at the forefront of this emerging service area.

Leverage Our Infrastructure to Improve Operational Efficiencies.  We have made significant investments and corporate acquisitions over the past eight years to enhance our global infrastructure and product offerings. Past investments include recruiting and training qualified professionals, developing a worldwide network of offices, and building an integrated information technology platform. We also made additional investments and staff training commitments in our proprietary quality management system, called PRA Management System, or PRAMS, and obtained International Standards Organization 9001:2000 registration certification in the first half of 2005. We believe ISO 9001:2000 certification will assist us in obtaining more global projects and measuring output and customer satisfaction. PRAMS reinforces Project Assurance®, our company-wide commitment to consistently achieving customer requirements every time, at every location. We believe that these investments will enable the company to improve patient recruitment, improve efficiency of global clinical trial data collection, and speed regulatory submissions for customers, resulting in improved project margins and overall profits. We plan to continue to enhance our information technology platform to maintain our competitiveness and our adaptable and flexible business support environment.

Augment Our Geographic Reach in Latin America and Asia.  We intend to replicate the success we have achieved in North America, Europe, and existing Southern Hemisphere locations to further expand in South America and in Asia. We have expanded into Argentina to complement our existing office in Brazil, and have an office in Asia. Both South America and Asia represent significant growth opportunities for us due to their large population bases and developing clinical scientific infrastructures. We plan to continue expanding our capabilities in these regions to bolster our global development service offerings. We believe this will enhance the attractiveness of our service offerings to our existing clients and potential new clients. It also positions us to continue to meet the growing demand for simultaneous global clinical trial services.

Continue to Pursue a Disciplined Acquisition Strategy.  We have demonstrated skill in identifying, acquiring, and integrating high quality strategic acquisitions. Since 1997, we have successfully integrated nine acquisitions, including two purchased out of bankruptcy, which have expanded or augmented our geographic reach and therapeutic capabilities. We have developed a well-refined integration process to ensure a consistent and streamlined assimilation of the staff and expertise of the acquired company. We formulate a detailedintegration plan during the diligence process so that we may promptly migrate the acquired operations onto our management system and operating environment to rapidly capture efficiencies and other synergies. This approach allows us to rapidly capture synergies and other efficiencies related to the acquisition. We expect to opportunistically pursue acquisitions that broaden our drug development platform, geographic reach, and therapeutic capabilities, which will further differentiate us from our competition.

Description of Service Offerings

In connection with clinical trials management services, we offer a broad array of services that encompass the entire spectrum of clinical development, from filing of INDs and similar regulatory applications to the conduct of all phases of clinical trials, to product registrations, medical and safety reviews, and post-marketing studies on a global basis. We provide many back office services to clients as well, including processing the payments of investigators and patients. We also collaborate with third-party vendors for services such as imaging and analytical lab services. Our core services include:

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

Clinical trials management services, used by our pharmaceutical and biotechnology customers, may be performed exclusively by us or in collaboration with the client’s internal staff or other CROs. With our broad clinical trial management capabilities, we conduct single site studies (Phase I), multi-site domestic and international studies, and global studies on multiple continents. Through our electronic trial master file, we can create, collect, store, edit, and retrieve any electronic document in any of our office locations worldwide, enabling our global project teams to work together efficiently regardless of where they are and allowing seamless transfer of work to a more efficient locale.

We have significant clinical trials experience in the following therapeutic areas:

Therapeutic Areas:	Specific Areas of Expertise:

Analgesics	Acute and chronic pain (including headaches, osteoarthritis)
Cardiovascular disease	Atrial fibrillation, hypertension, coronary artery disease, heart failure, hyperlipidemia, peripheral arterial disease, pulmonary arterial hypertension, stroke, venous thromboembolism
Central nervous system	Alzheimer’s and other dementias, attention deficit hyperactivity disorder, Parkinson’s disease and other movement disorders, schizophrenia, depression, epilepsy, anxiety, obsessive-compulsive disorders, panic disorders, insomnia, multiple sclerosis
Critical care	ARDS (acute respiratory distress syndrome), sepsis
Dermatology	Wound healing, acne, hair loss, psoriasis
Gastroenterology	Duodenal and gastric ulcer, gastroesophogeal reflux disease, H.pylori eradication, inflammatory bowel disease (Crohn’s disease, ulcerative colitis), irritable bowel syndrome
Genitourinary	Incontinence, sexual dysfunction, overactive bladder, benign prostate hyperplasia
HIV/AIDS	Primary disease and treatment/prophylaxis of opportunistic infections
Infectious disease/virology	Pneumonia, sinusitis, chronic bronchitis, childhood and adult vaccines, herpes simplex, hepatitis B and C, genital herpes, respiratory syncytial virus, influenza, fungal infections
Metabolic/Endocrine disease	Diabetes mellitus, growth retardation
Oncology	Pancreatic, prostate, colorectal, breast, renal cell, lung, other solid cancers, all hematologic malignancies
Respiratory/Allergy/Pulmonary	Asthma, allergic rhinitis, COPD (chronic obstructive pulmonary disease), cystic fibrosis
Rheumatology	Rheumatoid arthritis, osteoarthritis, lupus erythematodes
Women’s health	Osteoporosis, hormone replacement therapy

Global Scientific and Medical Affairs

Our Global Scientific and Medical Affairs group provides three sets of related services: Global Product Development Services, which focus on the design and implementation of clinical development programs; Global Medical and Safety Services, which deal with all medical and safety-related aspects during the development and marketing processes; and Global Regulatory Affairs, which assist clients in dealing with regulatory requirements during the entire product life-cycle around the world. Global Scientific and Medical Affairs Services are typically provided in concert with our clinical trials management services and are also provided as stand-alone services.

Global Product Development Services.  Our Global Product Development Services team assists our customers with the design and implementation of entire clinical development programs. Our current and potential customers increasingly seek partners who can provide these capabilities. Our drug development group provides both external and internal customers with opinion-leader level therapeutic expertise in the design and implementation of high-quality product development programs and helps clients achieve key development milestones in a cost- and time- effective manner. Our Global Product Development Services are generally used by emerging biotechnology companies that lack clinical development infrastructure, Japanese pharmaceutical companies pursuing registration in Europe and the United States and larger pharmaceutical companies exploring new therapeutic areas. Senior scientific, clinical, and marketing experts from our Global Product Development Services team join our project teams to perform the following services:

•	assess pre-clinical and clinical data, products, and programs

•	analyze markets and competition

•	prepare clinical and regulatory approval strategy plans

•	design clinical studies or programs

•	identify and form scientific advisory boards

•	provide high-level consultation on specific scientific and clinical issues

•	provide program planning, management, and oversight from IND application submission to product registration and launch.

Global Medical and Safety Services.  The Global Medical and Safety Services group provides medical, epidemiological, statistical, and safety expertise in four major functional areas. The Medical Affairs group supports the planning, conduct, and evaluation of clinical studies worldwide. The Drug Safety Centers are responsible for the management of individual and cumulative safety data, set-up and maintenance of the safety database as well as safety reporting to regulatory authorities, ethics committees, IRB’s and investigators. The Data Pooling and Analyses Centers integrate data from multiple studies and prepare pooled analyses for efficacy and safety, they also support Independent Data Monitoring Committees and pharmaco-epidemiological studies. The multidisciplinary Consultants team is focusing on managing risks potentially associated with the use of products during clinical development or after market launch. These experts facilitate and support client interactions with regulatory authorities and ethics committees worldwide. The Global Medical and Safety Services group includes physicians, epidemiologists, pharmacists, statisticians, clinical programmers, safety specialists, and research nurses with many years of experience in clinical development and safety management.

Our Global Medical and Safety Services capabilities include:

•	design and evaluation of feasibility studies

•	responding to investigator questions regarding a study protocol

•	review of clinical study data and reports

•	processing and reporting of serious adverse events in clinical trials;

•	processing and reporting of adverse drug reactions for marketed products;

•	set-up and maintenance of the safety databases

•	annual and other periodic safety update reports for drugs in development and marketed products;

•	coding of clinical data (diseases, medication, adverse events and procedures)

•	design, conduct and analyses of safety and pharmaco-epidemiological studies;

•	integration of multiple clinical studies

•	generation of integrated summaries of efficacy and safety

•	set-up and support of Independent Data Monitoring Committees

•	investigations of safety issues and benefit risk assessments

•	generation of risk management plans

•	implementation and evaluation of risk management programs

•	system analysis and design of safety departments including SOPs

•	audits and preparations of regulatory inspections.

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

•	strategic regulatory consultation

•	support of clinical trials applications and application maintenance

•	preparation and support for agency interactions

•	comprehensive support for marketing authorizations

•	electronic document management in support of global regulatory submissions.

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

Clinical Pharmacology Center (Phase I)

Our clinical pharmacology center, which was completely renovated in the fourth quarter of 2004, is a fully integrated 50-bed facility in Lenexa, Kansas. We conduct a wide range of Phase I and early Phase II trials including first-in-man, rising dose tolerance, metabolic rate, dose response, bioequivalence, bioavailability, and drug-drug interaction. We have conducted over 250 studies to date and have a database of over 30,000 subjects. Our clinical pharmacology center maintains a dedicated professional staff of PharmDs, physicians, RNs, LPNs, medical assistants, and paramedics. We have a Quality Assurance, or QA, group and a dedicated participant recruiting department that supports the clinical pharmacology center.

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

We have made significant investments in information technology resulting in a platform that facilitates seamless global communication and project coordination. This single information technology platform serves our entire organization. This, combined with our standardized procedures, allows our project teams across the world to provide our clients with a consistent approach and results, no matter which team or location performsthe work. In addition, our standardized information technology platform assists us in rapidly integrating acquisitions. As technology is an increasingly important selection criterion for our clients, we have invested in and integrated both proprietary and commercially-available information technologies that allow us to expedite and improve our bidding for client projects, capture and share clinical trials data electronically, and make electronic regulatory submissions. We continually review the system development life cycle of every major technology component of our internal and external business services in an effort to maintain our efficiencies and competitive advantage.

Examples of these technology investments include:

•	Clinical Trial Management System, or CTMS. CTMS is a company-wide system used to track and report on the information associated with managing a clinical trial, from initiation through closeout. The system is based upon Siebel’s eClinical product, and allows any authorized user to access data about any clinical trial from anywhere in the world. We believe that this system is critical to our ability to successfully conduct global clinical programs.

•	PRA Estimator. PRA Estimator is our proprietary comprehensive bid development tool which analyzes every customer specification and request along with therapeutic and patient recruitment requirements, using a set of complex algorithms to develop a number of comprehensive bid response scenarios.

•	Electronic Trial Master File, or e-TMF®. e-TMF is a company-wide document management system that enables all documents to be scanned, indexed, and warehoused electronically. The system, which is built on a Documentum platform, allows access to documents by any authorized user in any of our offices. We believe the benefits of this system include enhanced global project coordination, work-sharing across locations, increased document accountability and tracking ability, increased security of documents, return of all clinical trial study documents to clients in electronic form, and facilitation of electronic regulatory submissions.

•	Electronic Regulatory Submissions. Our electronic regulatory submissions capability is based on CoreDossier, an industry-accepted software system. This system allows documents to be created, indexed, and cross-referenced electronically for ease of editing while in production and for ease of review by the appropriate regulatory authorities. Electronic submissions can be used at the IND and the NDA submission stages.

•	PRA Clinical Data Manager® and Oracle Clinical. We offer these state-of-the-art data management systems which we believe provide added flexibility and ease of data transfer for our clients and ultimately timely submissions to the appropriate regulatory authority.

•	Electronic Data Capture, or EDC. We believe electronic data capture, which involves direct entry of clinical trials data by investigational sites, is gaining acceptance by clients worldwide. EDC permits more rapid data acquisition and locking of final databases. We believe that many pharmaceutical and biotechnology companies will use EDC for their trials at some point in the near future. EDC technology continues to advance and standards are constantly being upgraded. Therefore, we are developing, in conjunction with DataLabs, a hybrid data management system. This EDC based system includes a paper double data entry module and a data clarification form management module. We will be able to support both EDC studies and paper-CRF studies as well as EDC/paper hybrid studies. Nevertheless, we continue to have seemless integration software for electronic data transfer to our two data management systems previously mentioned. To date, we have completed 49 EDC studies involving nearly 21,000 patients.

•	Customer Relationship Management, or CRM. This is a company-wide system based on the system suite from Siebel designed to manage customer relationships and new business activities. This system allows customer contacts and new business opportunities to be tracked and shared worldwide to ensure consistent customer interactions.

•	Oracle AERS. Our web-based safety system provides progressive and complete safety database functionality allowing us to provide a comprehensive suite of safety management services to our clients. This provides one global platform to track all safety activities and clinical trial and post marketing case management processing for our clients.

Customers and Suppliers

Our customers include international pharmaceutical and biotechnology companies in the United States, Europe, and Japan. We have collaborated with nine of the ten largest pharmaceutical companies and seven of the ten largest biotechnology companies over the last two years in all major therapeutic areas. We have established preferred vendor relationships with seven of the world’s leading pharmaceutical companies. In 2005, we derived approximately 20% of our service revenue from major biotechnology companies, 29% from emerging biotechnology companies, 38% from large pharmaceutical companies, and 13% from Japanese pharmaceutical companies. In 2005, we had two individually significant customers. Customer A represented 15% and customer B represented 10% of our service revenues. While these percentages represent our revenue generated from each company, both customers consist of multiple operating groups that conduct business with us. No single project accounted for more than 5% of our service revenue in 2005.

We utilize a number of suppliers in our business. In 2005, no individual supplier was paid more than $3.4 million. In addition, our top 10 suppliers together received payments during 2005 of approximately $18.1 million. We believe that we will continue to be able to meet our current and future supply needs.

Sales and Marketing

Our sales process is team-oriented and involves operations and Global Scientific and Medical Affairs teams who contribute their knowledge to project implementation strategies presented in customer proposals. We have a dedicated global sales force consisting of more than 45 individuals organized into 14 customer engagement teams. Our engagement teams work closely with sponsors to build long-term relationships with pharmaceutical and biotechnology companies. Members of senior management are actively involved with every client in order to facilitate resource allocation, project delivery fulfillment, and scientific regulatory review to ensure customer retention and to encourage repeat business. We rely heavily on our past project performance and therapeutic expertise in winning new business.

Our proposals are bid centrally, either in North America or Europe, using our most seasoned managers from operations to spearhead proposal development on a full-time basis. Our practice of not bidding on projects that we are unprepared to deliver on schedule has helped us earn a reputation among pharmaceutical and biotechnology companies for honesty and integrity. Our approach to proposal development, led by our seasoned proposal developers and our knowledgeable drug development experts, allows us to submit value-added proposals that address customer requirements in a creative and tailored manner. Proposal teams often conduct research on competing drugs and our Global Medical and Safety Services group performs feasibility studies among potential investigators to assess their interest and patient availability for realistic proposals and presentations. PRA Estimator, our proprietary, comprehensive bid-development tool, allows for rapid and accurate budget creation, which forms the initial basis upon which we manage project budgets subsequent to the award of work. In 2005, we had $479.3 million in new business awards, which included 47 global contracts. In 2005, we received and responded to $1.53 billion in proposal requests.

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

We compete primarily with traditional CROs and in-house research and development departments of pharmaceutical companies. Our principal traditional CRO competitors are Charles River Laboratories International, Inc., Covance Inc., ICON plc, INC Research, Inc., Kendle International Inc., MDS Pharma Services, PAREXEL International Corporation, Pharmaceutical Product Development, Inc., SFBC International, Inc., Quintiles Transnational Corp., United BioSource Corporation, and United HealthCare Corporation. The industry has few barriers to entry. Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area, compete aggressively against larger companies for clients. Increased competition might lead to price and other forms of competition that could harm our operating results.

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

Backlog

Our studies and projects are performed over varying durations, ranging from several months to several years. We maintain a contract backlog to track anticipated service revenue from projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We recognize a new business award in backlog only when we receive written or electronic correspondence from the client evidencing a firm commitment. Cancelled contracts and scope reductions are removed from backlog. Based upon the foregoing, our backlog at December 31, 2005 and 2004 was approximately $552.9 and $448.8 million, respectively. Cancellations totaled $83.4 million and $61.1 million at December 31, 2005 and 2004, respectively.

We believe our backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, studies vary in duration. For instance, some studies that are included in 2005 backlog may be completed in 2006, while others may be completed in later years. Second, the scope of studies may change, which may either increase or decrease the amount of backlog. Third, studies included in backlog may be subject to bonus or penalty payments, although such studies do not constitute a material portion of our business. Fourth, studies may be terminated or delayed at any time by the client or regulatory authorities. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made.

Intellectual Property

We do not own any patent registrations, applications, or licenses. We maintain and protect trade secrets, know-how and other proprietary information regarding many of our business processes and related systems. We also hold various federal trademark registrations and pending applications, including:

•	PRA® (including a design);

•	PRA International®;

•	PRA Clinical Data Manager®;

•	PRA e-TMF®; and

•	Project Assurance®

Government Regulation

In the United States, the FDA governs the conduct of clinical trials of drug products in human subjects, the form and content of regulatory applications, including, but not limited to, IND applications for human clinical testing and the development, approval, manufacture, safety, labeling, storage, record keeping, and marketing of drug products. The FDA has similar authority and similar requirements with respect to the clinical testing of biological products. In the European Union, similar laws and regulations apply, which may vary slightly from one member state to another and are enforced by the EMEA or respective national member states’ authorities, depending on the case.

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

Employees

As of December 31, 2005, we had approximately 2,400 employees, of which 56% were in the United States, 30% were in Europe, 10% were in Canada, and 4% were in Australia, Africa, South America, and Asia. Approximately 28% of our workforce has at least a master’s degree. None of our employees is represented by a labor union. We believe that our employee relations are satisfactory. We have entered into employmentagreements with each of our named executive officers. See Item 11 “Management — Employment Agreements.”

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

We maintain errors, omissions, and professional liability insurance in amounts we believe to be appropriate. This insurance provides coverage for vicarious liability due to negligence of the investigators who contract with us, as well as claims by our clients that a clinical trial was compromised due to an error or omission by us. If our insurance coverage is not adequate, or if insurance coverage does not continue to be available on terms acceptable to us, our business, financial condition, and operating results could be materially harmed.

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

ITEM 1A.  RISK FACTORS

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

We believe our success will depend on the continued employment of our senior management team. See Item 10. “Directors and Executive Officers of the Registrant — Executive Officers.” This management team has significant experience in the administration of a CRO. If one or more members of our senior management team were unable or unwilling to continue in their present positions, those persons could be difficult to replace and our business could be harmed. We do not currently maintain key person life insurance policies on any of our employees. If any of our key employees were to join a competitor or to form a competing company, some of our clients might choose to use the services of that competitor or new company instead of our own. Furthermore, clients or other companies seeking to develop in-house capabilities may hire away some of our senior management or key employees. In addition, although we have amended our senior management team’s employment agreements in response to a prior challenge of our non-competition provisions we cannot assure you that a court would enforce the non-competition provisions in the amended employment agreements.

If we are unable to recruit and retain qualified personnel, we may not be able to expand our business or remain competitive.

Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical and managerial personnel. At the present time, approximately 28% of our workforce holds at least a master’s degree. There is intense competition for qualified personnel in the pharmaceutical and biotechnology fields. In the future, we may not be able to attract and retain the qualified personnel necessary for the conduct and further development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical, and managerial personnel in a timely manner, could harm our ability to expand our business and to remain competitive in the CRO industry.

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

We derived approximately 42% of our consolidated service revenue in 2005 from our operations outside of the United States, primarily from our operations in Europe and Canada, where significant amounts of our revenues and expenses are recorded in local currency. Our financial statements are presented in U.S. dollars. Accordingly, changes in currency exchange rates, particularly among the Euro, British pound, and the Canadian dollar, and the U.S. dollar, may cause fluctuations in our reported financial results that could be material.

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

In January, 2006, we entered into multiple foreign currency hedging transactions to mitigate exposure to movements between the U.S. dollar and the British pound and the U.S. dollar and Euro. These will expire in 2006.

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

Our balance sheet reflects a significant amount of goodwill, which represents $106.7 million, or approximately 32.4% of our total assets as of December 31, 2005. We review the amount of our goodwill whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be fully recoverable. To determine recoverability, we annually compare the fair value of our reporting unit (which is our company) to its carrying value. Although no event has occurred to date impairing our goodwill, there is a possibility that the carrying amount of the goodwill could be impaired if there is a downturn in our business or our industry or other factors affect the fair value of our business, in which case a charge to earnings would become necessary.

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

We compete against other CROs, in-house development at large pharmaceutical companies, and, to a lesser extent, universities and teaching hospitals. Our principal competitors are traditional CROs, including Charles River Laboratories International, Inc., Covance Inc., ICON plc, INC Research, Inc., Kendle International Inc., MDS Pharma Services, PAREXEL International Corporation, Pharmaceutical Product Development, Inc., SFBC International, Inc., Quintiles Transnational Corp., United BioSource Corporation, and United HealthCare Corporation. Some of these competitors have greater capital and other resources than we do at the present time. As a result of competitive pressures and the potential for economies of scale, the industry continues to experience consolidation. This trend, as well as a trend by pharmaceutical companies and other clients to limit outsourcing to fewer organizations, in some cases through preferred vendor relationships, is likely to result in increased worldwide competition among the larger CROs for clients and acquisition candidates. We believe that major pharmaceutical and biotechnology companies have been developing preferred vendor relationships with full-service CROs, effectively excluding other CROs from the bidding process. Our preferred vendor relationships are not contractual and are subject to change at any time. We may find reduced access to certain potential clients due to preferred vendor arrangements with other competitors. In addition, the CRO industry has attracted the attention of the investment community, and increased potential financial resources are likely to lead to increased competition among CROs. There are few barriers to entry for small, limited-service entities entering the CRO industry, and these entities also may compete with established CROs for clients. We address the competition in our industry by continuing to focus on the quality of our services, maintaining our therapeutic expertise, and investing in our quality management system. Nevertheless, increased competition may lead to price and other forms of competition that could harm our business.

Risks Related to Our Industry

Our business could be harmed if the companies in the pharmaceutical and biotechnology industries to whom we offer our services reduce their research and development activities or reduce the extent to which they outsource clinical development.

Our business depends upon the ability and willingness of companies in the pharmaceutical and biotechnology industries to continue to spend on research and development at rates close to or at historical levels and to outsource the services we provide. We are therefore subject to risks, uncertainties, and trends thataffect companies in these industries. For example, we have benefited to date from the increasing tendency of pharmaceutical and biotechnology companies to outsource both small and large clinical development projects. Conversely, mergers and acquisitions in the pharmaceutical and biotechnology industries could have an impact on a company’s continued ability to outsource such projects to CROs. Any general downturn in the pharmaceutical or biotechnology industries, any reduction in research and development spending by companies in these industries, or any expansion of their in-house development capabilities could materially harm our business, financial condition, and operating results.

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

Our clinical pharmacology unit conducts activities that have involved, and may continue to involve, the controlled use of hazardous materials and the creation of hazardous substances, including medical waste and other highly regulated substances. Although we believe that our safety procedures for handling the disposal of such materials comply with the standards prescribed by state and federal laws and regulations, our operations nevertheless pose the risk of accidental contamination or injury from these materials and the creation of hazardous substances, including medical waste and other highly regulated substances. In the event of such an accident, we could be held liable for damages and cleanup costs which, to the extent not covered by existing insurance or indemnification, could harm our business. In addition, other adverse effects could result from suchliability, including reputational damage resulting in the loss of additional business from certain clients. Our business could be materially harmed if we were required to pay damages beyond the level of any insurance coverage that may be in effect. To date, we have not been the subject of any investigations or claims related to the controlled use of hazardous materials and the creation of hazardous substances.

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

Risks Related to Our Common Stock

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

The trading price of our common stock is likely to be volatile, and such volatility could prevent you from being able to sell your shares at or above the price you paid for your shares. The stock market, and the stock of companies in our industry in particular, has experienced volatility, and this volatility has often been unrelated to the operating performance of particular companies. Wide fluctuations in the trading price or volume of our shares of common stock could be caused by many factors, including factors relating to our business or to investor perception of our business (including changes in financial estimates and recommendations by financial analysts who follow us), but also factors relating to (or relating to investor perception of) the drug development services industry, the pharmaceutical and biotechnology industries, or the economy in general. Thus, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and the fluctuations could result in a material reduction in our stock price.

The sale of a substantial number of our shares of common stock in the public market could reduce the market price of our shares, which in turn could negatively impact your investment in us.

Future sales of a substantial number of shares of our common stock in the public market (or the perception that such sales may occur) could reduce our stock price and could impair our ability to raise capital through future sales of our equity securities. As of January 31, 2006, we have 22,934,871 shares of common stock issued and outstanding, of which 14,071,373 shares of our common stock are available for sale in the public market and an additional 8,863,498 are available for sale in the public market at various times (subject, in some cases, to volume limitations under Rule 144). In addition, stockholders that collectively own 3,591,718 shares of our common stock have registration rights with respect to their shares that may be exercised at any time, subject to certain limitations.

We and our stockholders are able to sell our shares in the public market, subject to restrictions on shares held by affiliates. Sales of a substantial number of such shares (or the perception that such sales may occur) could cause our share price to fall. Our principal stockholders hold shares of our common stock in which they have a very large unrealized gain, and these stockholders may wish, to the extent they may permissibly do so, to realize some or all of that gain relatively quickly by selling some or all of their shares. We may also issue shares of our common stock from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of shares that we may issue may in turn be significant. In addition, we may grant registration rights covering those shares in connection with any such acquisitions and investments.

In addition, we may sell, or register to sell on a delayed or continuous basis under Rule 415, additional shares of our common stock or other securities to raise capital. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price of our common stock. The issuance and sales of substantial amounts of common stock or other securities, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock.

We have implemented certain provisions that could make any change in our board of directors or in control of our company more difficult.

Our certificate of incorporation, our bylaws and Delaware law contain provisions, such as provisions authorizing, without a vote of stockholders, the issuance of one or more series of preferred stock, that could make it difficult or expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors even if such a transaction would be beneficial to our stockholders. We also have a staggered board of directors that could make it more difficult for stockholders to change the composition of our board of directors in any one year. These anti-takeover provisions could substantially impede the ability of public stockholders to change our management and board of directors.

Our largest stockholders continue to have significant influence over us, and they may make decisions with which you disagree.

Genstar Capital Partners III, L.P., Baron Capital Group, Inc., Wasatch Advisors, Inc., FMR Corporation, Artisan Investment Corporation, and Waddell & Reed Financial beneficially own approximately 45.1% of the outstanding shares of common stock (or approximately 43.1% of the shares of common stock on a diluted basis). If these stockholders choose to act in concert on any action requiring stockholder approval, they could have a significant influence on the outcome of such action. The interests of these current stockholders may conflict with your interests, and we cannot assure you that they will resolve any such conflict in a manner with which you agree. In addition, this concentration of ownership could have the effect of discouraging potential takeover attempts and may make attempts by stockholders to change our management more difficult.

Because we typically have not paid dividends and do not anticipate paying dividends on our common stock for the indefinite future, you should not expect to receive dividends on shares of our common stock.

We have no present plans to pay cash dividends to our stockholders and, for the indefinite future, intend to retain all of our earnings for use in our business. The declaration of any future dividends by us is within the discretion of our board of directors and will be dependent on our earnings, financial condition, and capital requirements, as well as any other factors deemed relevant by our board of directors. Although we paid a special dividend to our stockholders in January 2004, the dividend was an unusual event that we do not expect to recur. Accordingly, you should not expect to receive dividends on shares of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTIES

We lease a facility for our corporate headquarters in Northern Virginia, just outside of Washington, D.C. We also lease other offices in North America, Europe, Africa, South America, Australia, and Asia. In 2005, our total rental expense for our facilities and offices was approximately $12.6 million. We do not own any real estate. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.

ITEM 3.	LEGAL PROCEEDINGS

In September 2005, the International Chamber of Commerce, International Court of Arbitration (the “Court”) decided an arbitration proceeding with Cell Therapeutics, Inc. (formerly Novuspharma S.p.A) related to a dispute over the performance of clinical trial services. The Court awarded 317,156 Euros plus interest to the Company for unpaid services and expenses. The Court awarded 892,080 Euros plus interest to Cell Therapeutics, Inc. for damages and refunds of prior payments. As a net amount, we paid Novuspharma a total amount of approximately 560,000 Euros (inclusive of interest) as the final award.

We are also currently involved, as we are from time to time, in legal proceedings that arise in the ordinary course of our business. We believe that we have adequately reserved for these liabilities and that there is no other litigation pending that could materially harm our results of operations and financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently traded on The Nasdaq National Market under the symbol “PRAI.” Prior to November 18, 2004 no established public trading market for the common stock existed.

As of January 31, 2006, there were approximately 73 holders of record of shares of our common stock.

The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock on The Nasdaq National Market.

	High	Low

Calendar Year 2004
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	$24.95	$19.00

	High	Low

Calendar Year 2005
First Quarter	$28.30	$22.26
Second Quarter	$27.43	$23.15
Third Quarter	$31.25	$25.38
Fourth Quarter	$30.43	$25.48

As of February 28, 2006, the closing price of our common stock was $26.35.

Dividend Policy

We intend to retain all future earnings, if any, for use in the operation of our business and to fund future growth. We do not anticipate paying any dividends for the foreseeable future. The decision whether to pay dividends will be made by our board of directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions, and covenants under any applicable contractual arrangements. In addition, our revolving credit facility restricts our ability to pay dividends under certain circumstances. See Item 7 “Management’s Discussion and Analysis — Liquidity and Capital Resources.”

In January 2004, our board of directors declared a $0.94 per share dividend payable to all stockholders and a $0.94 per option bonus to all current employee option holders, or a total of approximately $19.6 million. The dividend and option bonuses were paid during 2004.

Securities Authorized for Issuance Under Equity Compensation Plans

All of our stock option plans under which shares of our common stock are reserved for issuance have previously been approved by our stockholders. As of December 31, 2005, 3,149,373 shares of our common stock are issuable upon exercise of outstanding options at a weighted average exercise price of $11.60 per share, and options exercisable into 1,735,275 shares of our common stock remain available for future issuance (excluding shares issuable upon exercise of outstanding options).

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected In Column
Plan Category	and Rights	and Rights	(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,149,373	$11.60	1,735,275
Equity compensation plans not approved by security holders	0	0	0
Total	3,149,373	$11.60	1,735,275

Recent Sales of Unregistered Securities

(1) In December 2003, in connection with our acquisition of ClinCare Consulting BVBA, we issued to certain holders of shares of capital stock of ClinCare an aggregate of 156,824 shares of our common stock as partial consideration for shares of ClinCare held by these holders pursuant to that certain Agreement for the Sale and Purchase of the Entire Issued Share Capital of ClinCare Consulting BVBA dated December 1, 2003.

(2) In March 2004, in connection with our acquisition of PerinClinical Ltd., we issued an aggregate of 28,232 shares of our common stock to PerinClinical Ltd. as partial consideration for assets of PerinClinical Ltd.pursuant to that certain Asset Purchase Agreement between PerinClinical Ltd., Pharm. Research Associates (UK) Ltd., and Nermeen Y. Varawalla, dated March 25, 2004. Half of these shares (14,116 shares) are held in escrow for two years from the date of the agreement based on the occurrence of certain conditions.

(3) From May 2002 through November 2004, we granted options to purchase shares of our common stock to employees, directors and consultants at exercise prices ranging from $6.56 to $19.00 per share. Of the options granted, options representing 2,042,602 shares remain outstanding, 60,398 shares of common stock have been issued pursuant to exercises of stock options and options representing 253,500 shares have been cancelled and returned to the stock option plan pool.

(4) In addition to the foregoing option grants, since January 1, 2003, we issued options to purchase 165,648 shares of our common stock at an exercise price of $0.19 per share in connection with our acquisition of CroMedica in June 2002 in exchange for options to acquire shares of the capital stock of CroMedica, of which 37,354 remain outstanding.

The offers, sales and issuances of securities described in paragraph (2) of this Item 15 were deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder in that the issuance of securities did not involve a public offering. The recipients of securities in that transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates, notes and warrants issued in such transactions. Each of the recipients of securities in the transactions described in paragraph (2) represented they were accredited investors as defined under the Securities Act.

The offers, sales and issuances of common stock described in paragraph (1) of this Item 15 were deemed exempt from registration in reliance on Regulation S under the Securities Act as transactions made outside of the United States. Each of the recipients of securities in the transaction described in paragraph (1) represented, among other things,that they were not a U.S. person and were not purchasing for the benefit of a U.S. person. Appropriate legends were affixed to the share certificates issued in such transactions. The offers, sales and issuances of the options and common stock described in paragraphs (3) and (4) of this Item 15 were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under such rule and/or Regulation D. The recipients of such options and common stock were our employees, directors or bona fide consultants. Appropriate legends were affixed to the share certificates issued in such transactions. Each of these recipients had adequate access, through employment or other relationships, to information about us.

Use of Proceeds from Initial Public Offering

On November 17, 2004, we commenced the initial public offering of our common stock, $.01 par value per share. The registration statement relating to this offering (File No. 333-116424) was declared effective on November 17, 2004. Credit Suisse First Boston Corporation LLC and Bear, Stearns & Co. Inc. were the representatives and joint book running managers for the various underwriters. We consummated the offering on November 23, 2004.

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

The net proceeds to us from the offering after deducting the foregoing discounts, commissions, fees and expenses were $67.0 million. Since the offering we have used $28.7 million of the net proceeds to extinguish all outstanding principal and accrued interest under our credit facilities and have applied the balance of the net proceeds to general corporate purposes.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table represents selected historical consolidated financial data. The statement of operations data for the years ended December 31, 2003, 2004 and 2005 and balance sheet data at December 31, 2004 and 2005 are derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2001 and 2002, and the balance sheet data at December 31, 2001, 2002 and 2003 are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read together with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to the financial statements.

	Predecessor	Successor
	Period from	Period from
	January 1, 2001 to	June 28, 2001
	June 27,	to December 31,	Year Ended December 31,
	2001	2001	2002	2003	2004	2005
Revenue
Service revenue	$55,477	$59,600	$176,365	$247,888	$277,479	294,739
Reimbursement revenue	7,491	8,316	24,648	42,109	30,165	31,505

Total revenue	$62,968	$67,916	$201,013	$289,997	$307,644	326,244
Operating expenses
Direct costs	29,078	31,008	94,761	126,501	134,067	136,572
Reimbursable out-of-pocket costs	7,491	8,316	24,648	42,109	30,165	31,505
Selling, general, and administrative	19,548	19,903	57,897	80,585	90,139	95,827
Depreciation and amortization	2,244	5,016	6,956	8,967	9,691	11,156
Merger costs(1)	1,000	—	—	—	—	—
Management fee	—	396	800	800	704	—
Option repurchase(2)	—	—	—	—	3,713	—
Vested option bonus(2)	—	—	—	—	2,738	—

Income from operations	3,607	3,277	15,951	31,035	36,427	51,184
Interest (expense) income, net	(158)	(2,279)	(4,100)	(6,856)	(3,643)	1,181
Other income (expenses), net	53	13	(721)	(4,023)	(38)	(1,137)

Income before income taxes	3,502	1,011	11,130	20,156	32,746	51,228
Provision for income taxes	1,751	1,139	5,493	6,909	11,997	19,005

Net income (loss)	$1,751	$(128)	$5,637	$13,247	$20,749	$32,223

Net income (loss) per share
Basic	$0.25	$(0.01)	$0.37	$0.83	$1.13	$1.43
Diluted	$0.21	$(0.01)	$0.32	$0.71	$1.02	$1.32
Shares used to compute net income (loss) per share(3)(4):
Basic	3,301,574	13,965,364	15,204,232	15,965,408	18,442,313	22,527,108
Diluted	3,968,335	13,965,364	17,557,632	18,666,012	20,329,852	24,389,592
Other Financial Data:
Net cash provided (used in) by operating activities	$5,394	$21,332	$28,442	$2,058	$71,636	$(1,477)
Net cash (used in) provided by investing activities	(3,238)	(2,721)	(24,625)	(9,599)	(32,350)	4,016
Net cash (used in) provided by financing activities	128	(995)	(14,581)	26,028	(6,430)	5,441
Non-GAAP Data:
Adjusted EBITDA(5)	$5,904	$8,306	$22,186	$35,979	$52,531	$61,203
Adjusted EBITDA as a % of service revenue	10.6%	13.9%	12.6%	14.5%	18.9%	20.8%
EBITDA(5)	$5,904	$8,306	$22,186	$35,979	$46,080	$61,203
EBITDA as a % of service revenue	10.6%	13.9%	12.6%	14.5%	16.6%	20.8%

	As of December 31,
	2001	2002	2003	2004	2005
	(Dollars in thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$23,712	$13,798	$32,328	$65,888	$73,640
Marketable securities	—	—	—	24,500	—
Working capital	(5,279)	(43,429)	(8,449)	11,478	41,760
Total assets	180,261	254,547	298,558	337,344	329,364
Long — term debt and capital leases, less current maturities	44,437	32,509	57,810	75	9
Stockholders’ equity	43,253	59,088	74,565	150,379	188,866

(1)	Comprises payments to management in connection with our June 2001 recapitalization.

(2)	Includes a $3.7 million charge for the repurchase of options, predominantly from former employees, and a $2.7 million charge for a per-vested-option bonus paid to all employee option holders, both of which were executed in connection with the culmination of the January 2004 tender process.

(3)	Net income (loss) per share and shares used to compute net income (loss) per share amounts for 2001 is presented on an unaudited basis. Net income (loss) per share includes $0.9 million for the period from January 1, 2001 to June 27, 2001 for dividends and accretion on preferred stock, which reduces net income available to common stockholders.

(4)	Net income (loss) per share and shares used to compute net income (loss) per share for all periods following the predecessor period gives effect to a four-for-one stock split of our common stock effected prior to completion of the offering.

(5)	Adjusted EBITDA and EBITDA are not substitutes for operating income, net income, or cash flow from operating activities as determined in accordance with GAAP as measures of performance or liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.” For each of the periods indicated, the following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by (used in) operating activities and to net income (loss).

	Predecessor	Successor
	Period from	Period from
	January 1, 2001	June 28, 2001
	to June 27,	to December 31,	Year Ended December 31,
	2001	2001	2002	2003	2004	2005
	(Dollars in thousands)
Adjusted EBITDA	$5,904	$8,306	$22,186	$35,979	$52,531	$61,203
Option repurchase	—	—	—	—	(3,713)	—
Vested option bonus	—	—	—	—	(2,738)	—

EBITDA	5,904	8,306	22,186	35,979	46,080	61,203
Depreciation and amortization	(2,244)	(5,016)	(6,956)	(8,967)	(9,691)	(11,156)
Interest expense, net	(158)	(2,279)	(4,100)	(6,856)	(3,643)	1,181
Provision for income taxes	(1,751)	(1,139)	(5,493)	(6,909)	(11,997)	(19,005)

Net income (loss)	1,751	(128)	5,637	13,247	20,749	32,223
Depreciation and amortization	2,244	5,016	6,956	8,967	9,691	11,156
Provision for doubtful receivables	250	76	1,888	4,851	1,914	(123)
Amortization of debt discount	—	126	379	1,642	—	—
Stock-based compensation	—	—	—	—	—	—
Provision for deferred income taxes	612	(2,672)	(1,228)	(3,997)	2,606	2,354
Debt issuance costs write-off	—	—	—	750	1,241	—
Changes in assets and liabilities:
Accounts receivable and unbilled services	5,794	(8,711)	(29,251)	(18,538)	15,373	(3,057)
Prepaid expenses and other assets	(5,187)	2,934	1,444	408	1,226	(2,465)
Accounts payable and accrued expenses	4,330	452	3,481	(4,873)	7,793	11,022
Income taxes	(1,605)	434	989	(481)	12,150	(3,677)
Advance billings	(2,795)	23,805	38,147	82	(1,107)	(48,910)

Net cash provided by operating activities	$5,394	$21,332	$28,442	$2,058	$71,636	$(1,477)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information included elsewhere in this report. This discussion contains forward-looking statements about our business and operations. Our actual results could differ materially from those anticipated in such forward-looking statements.

Overview

We provide clinical drug development services on a contract basis to biotechnology and pharmaceutical companies worldwide. We conduct clinical trials globally and are one of a limited number of CROs with the capability to serve the growing need of pharmaceutical and biotechnology companies to conduct complex clinical trials in multiple geographies concurrently. We offer our clients high-quality services designed to provide data to clients as rapidly as possible and reduce product development time. We believe our ISO 9001:2000 certified services enable our clients to introduce their products into the marketplace faster and, as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, our comprehensive services and broad experience provide our clients with a variable cost alternative to fixed cost internal development capabilities.

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

We review various financial and operational metrics, including service revenue, margins, earnings, new business awards, and backlog to evaluate our financial performance. Our service revenue was $247.9 million in 2003, $277.5 million in 2004 and $294.7 million in 2005. Once contracted work begins, service revenue is recognized over the life of the contract as services are performed. We commence service revenue recognition when a contract is signed or when we receive a signed letter of intent.

Our new business awards during the years ended December 31, 2003, 2004 and 2005 were $317.4 million, $427.4 million and $479.3 million, respectively. New business awards arise when a client selects us to execute its trial and so indicates by written or electronic correspondence. The number of new business awards can vary significantly from quarter to quarter, and awards can have terms ranging from several months to several years. The value of a new award is the anticipated service revenue over the life of the contract, which does not include reimbursement activity or investigator fees.

Our backlog consists of anticipated service revenue from new business awards that either have not started but are anticipated to begin in the near future or are contracts in process that have not been completed. Backlog varies from period to period depending upon new business awards and contract increases, cancellations, and the amount of service revenue recognized under existing contracts. Our backlog at December 31, 2003, 2004 and 2005 was $360.6 million, $448.8 million and $552.9 million, respectively.

From 2001 to 2005, our service revenue grew 156.1%, and our backlog grew 174.5%. This growth resulted primarily from an increase in our global projects. Global projects are typically larger in scope and increased from 11 projects in 2001 to 47 in 2005.

Income from operations was $31.0 million in 2003, $36.4 million in 2004, which includes a one-time $3.7 million charge for the repurchase of options and a $2.7 million charge for a per-vested-option bonus paid to all employee option holders, and $51.2 million in 2005. This growth reflects improved productivity and organic growth. We attribute the improvement in productivity to rapid integration of our acquisitions, initiatives focused on rigorous clinical trial execution, and management of employee turnover.

During the three-year period ended December 31, 2005, we expanded our operations in part by organic growth and through four strategic acquisitions, which were funded from cash generated from operating activities and the limited issuance of equity securities.

During the second quarter of 2005, we acquired all of the outstanding equity of GMG BioBusiness Ltd (GMG) and Regulatory/Clinical Consultants, Inc. (RxCCI). GMG and RxCCI enhanced our existing service offerings in our global regulatory affairs group, including our electronic publishing capabilities. We paid approximately $7.3 million in aggregate cash for these acquisitions.

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

Based on detailed pre-closing integration plans, each of these acquisitions was fully integrated within 100 days of the closing. These plans facilitated the immediate and seamless integration of each acquisition into our operating systems and procedures from the effective date of the acquisition.

During the years ended December 31, 2003 and 2004, we paid a management fee to Genstar Capital, L.P., an affiliate of our principal stockholder, totaling $0.8 million and $0.7 million, respectively. Subsequent to ourinitial public offering, we ceased paying this management fee, which has been more than offset by the costs of being a public company, in particular the Sarbanes-Oxley compliance costs.

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

Depreciation and Amortization

Depreciation represents the depreciation charged on our fixed assets. The charge is recorded on a straight-line method, based on estimated useful lives of three to seven years for computer hardware and software and five to seven years for furniture, fixtures, and equipment. Leasehold improvements are depreciated over ten years or the life of the lease term. Amortization expenses consist of amortization costs recorded on identified finite-lived intangible assets on a straight-line method over their estimated useful lives. Goodwill and indefinite-lived intangible assets were being amortized prior to January 1, 2002. Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets” we do not amortize goodwill and indefinite-lived intangible assets.

Exchange Rate Fluctuations

The majority of our foreign operations transact in the euro, pound sterling, or Canadian dollar. As a result, our revenue is subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following average exchange rates:

	Year
	2003	2004	2005

U.S. Dollars per:
Euro	1.1378	1.2466	1.2371
Pound Sterling	1.6431	1.8362	1.8126
Canadian Dollar	0.7181	0.7716	0.8279

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

	Year Ended December 31,
	2003	2004	2005

Service revenue	100.0%	100.0%	100.0%
Direct costs	51.0	48.3	46.3
Selling, general, and administrative	32.5	32.5	32.5
Depreciation and amortization	3.6	3.5	3.8
Management fee	0.3	0.3	—
Option repurchase	—	1.3	—
Vested option bonus	—	0.9	—
Income from operations	12.5	13.1	17.4
Interest expense	(2.9)	(1.4)	(0.2)
Interest income	0.1	0.1	0.6
Other income (expenses), net	(1.6)	—	(0.4)
Income before income taxes	8.1	11.8	17.4
Provision for income taxes	2.8	4.3	6.4
Net income (loss)	5.3%	7.5%	10.9%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Service revenue increased by $17.2 million, or 6.2%, from $277.5 million in 2004 to $294.7 million in 2005 due to the expansion of our services to both existing and new clients and a favorable impact from foreign currency fluctuations of approximately $2.6 million. On a geographic basis, service revenue for 2005 was distributed as follows: North America $199.3 million (67.6%), Europe $86.5 million (29.3%), and rest of world $8.9 million (3.1%). During 2004 service revenue was distributed as follows: North America $200.4 million (72.2%), Europe $70.7 million (25.5%), and rest of world $6.4 million (2.3%). We continue to experience a shifting of work from North America into Europe and the rest of the world, as we execute more complex global trials which necessitated the expansion of work into these locales.

Direct costs increased by $2.5 million, or 1.9%, from $134.1 million in 2004 to $136.6 million for 2005, due to increased personnel costs needed to support increased project related activity and were affected by an unfavorable impact from foreign currency fluctuations of approximately $1.0 million. Direct costs as a percentage of service revenue decreased from 48.3% in 2004 to 46.3% for 2005. The improvement was a function of our attention to the efficient execution of project work. Of note was an improvement in 2005 in our gross margin for project work executed in certain European and Southern Hemisphere locations. We are experiencing a growth in the level of global work and the related execution of work outside of North America, which has positively impacted our overall gross margins. Additionally, there were certain significant projects,where we achieved operational milestones in 2005, which resulted in marginal efficiencies being realized from those projects.

Selling, general, and administrative expenses increased by $5.7 million, or 6.3%, from $90.1 million in 2004 to $95.8 million for 2005 and were affected by an unfavorable impact from foreign currency fluctuations of approximately $0.6 million. Approximately $4.2 million of this increase is related to labor costs incurred to support increased operational activity. Selling, general, and administrative expenses as a percentage of service revenue were 32.5% for both 2004 and 2005. The 2004 period had one-time lease termination charges of approximately $1.3 million which were partially offset by incremental, first time costs for our Sarbanes-oxley compliance program and the charge for the resolution of the Cell Therapeutics arbitration in 2005. The 2005 fourth quarter sequential decline in selling, general, and administrative expense is due in part to the timing of Sarbanes-Oxley expenses, the timing of our accruals for incentive compensation, and adjustments made to our bad debt reserve.

Depreciation and amortization expense increased by approximately $1.5 million, or 15.5%, from $9.7 million for 2004 to $11.2 million for 2005. This increase is due to continued investment in facilities and information technology to support our growth. Depreciation and amortization expense as a percentage of service revenue was 3.5% for 2004 and 3.8% for 2005.

Income from operations increased by $14.8 million, or 40.7%, from $36.4 million in 2004 to $51.2 million for 2005. Income from operations as a percentage of service revenue increased from 13.1% in 2004 to 17.4% in 2005. In January 2004, we closed our $25.0 million tender offer and special dividend/employee option bonus program. We repurchased $3.7 million of options and paid $2.7 million to employee holders of vested options. Approximately $6.5 million was expensed related to these items in 2004. The increase in income from operations resulted from improved operating leverage across the company and the 2004 expenses incurred related to the option repurchase and bonus program which did not occur in 2005.

Interest income, net increased by $4.8 million, or 133.3%, from expense of $3.6 million in 2004 to income of $1.2 million in 2005. This increase is due to the interest earned from the cash proceeds from our initial public offering and the extinguishment of debt during the fourth quarter of 2004.

Other expenses, net increased by $1.1 million from $0.0 million in 2004 to $1.1 million for the same period of 2005. The increase is attributable to net realized and unrealized loss from transactions in multiple currencies.

Our effective tax rate for 2005 was 37.1% as compared to 36.6% for the prior year. This increase is due in part to the realization of acquisition related net operating loss carryforwards which were reflected as reductions in the related goodwill balance rather than as a reduction in the tax rate.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Service revenue increased by $29.6 million, or 11.9%, from $247.9 million in 2003 to $277.5 million in 2004 due to the expansion of our services to both existing and new clients and a favorable impact from foreign currency fluctuations of approximately $8.7 million. On a geographic basis, service revenue for 2004 was distributed as follows: North America $200.4 million (72.2%), Europe $70.7 million (25.5%), and rest of world $6.4 million (2.3%). For 2003 service revenue was distributed as follows: North America $192.0 million (77.5%), Europe$52.1 million (21.0%), and rest of world $3.8 million (1.5%). Our European service revenue for 2004 increased due to our execution of more global trials, the opening of new locations, and recent acquisitions.

Direct costs increased by $7.6 million, or 6.0%, from $126.5 million in 2003 to $134.1 million in 2004 due to increased personnel needed to support increased project related activity. Direct costs as a percentage of service revenue decreased from 51.0% in 2003 to 48.3% in 2004, due to the achievement of improved operating efficiencies, as evidenced by a 9.2% increase in direct labor costs compared to an 11.9% increase in service revenue. This was achieved as previously trained employees attained higher efficiency and productivity levels and as the percentage of our new employees to total employees declined.

Selling, general, and administrative expenses increased by $9.5 million, or 11.8%, from $80.6 million in 2003 to $90.1 million in 2004. Selling, general, and administrative expenses as a percentage of service revenue was 32.5% in 2003 and 2004. In July 2004, we signed a lease for our new corporate office and moved fromMcLean, Virginia, to our new location in Reston, Virginia, in November 2004. Included in SG&A is $1.3 million of estimated lease termination charges related to this relocation. During the second quarter of 2003 we closed our Cambridge, England office to eliminate excess internal capacity. We recorded an expense of $2.6 million related to this action, which is recorded in selling, general and administrative expenses and consists primarily of lease termination costs.

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

Our effective tax rate for 2004 was 36.6% as compared to 34.3% for the prior year. The increase in our effective rate was primarily due to the geographic distribution of pre-tax earnings and the utilization in the prior period of net operating loss carry forwards in the United Kingdom, Canada, and Switzerland.

Variation in Quarterly Operating Results

Although our business is not generally seasonal, we typically experience a slight decrease in revenue during the fourth quarter due to holiday vacations and a similar decrease in new business awards in the first quarter due to our customers’ budgetary cycles and vacations during the year-end holiday period.

Liquidity and Capital Resources

As of December 31, 2005, we had approximately $73.6 million of cash and cash equivalents. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible acquisitions, geographic expansion, working capital, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and limited issuances of equity securities.

In 2005, cash used in operations was $1.5 million as compared to cash provided by operations of $71.6 million for 2004. Advanced billings decreased during 2005 by $48.9 million compared to a $1.1 million decrease for 2004. The primary reasons for this decrease are the reduced percentage of advanced funds that are received from new contracts due to the competitive forces in the market. Cash collections from accounts receivable were $342.5 million in 2005, as compared to $402.2 million in 2004. This decrease is primarily due to the timing of project milestone billings. In addition, adjustments to reconcile net income of $32.2 million in 2005 to cash used in operating activities include the addback of $11.2 million for depreciation and amortization, $2.2 million for accounts receivable and deferred tax provisions, and a usage of $47.1 million provided for by changes in assets and liabilities. Days sales outstanding, which includes accounts receivable, unbilled services and advanced billings, were a positive 26 days and a negative twenty-five days as of December 31, 2005 and 2004, respectively. We expect to continue to experience competitive pressures that could increase this operational metric.

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

Net cash provided by investing activities was $4.0 million for 2005 compared to net cash used in investing activities of $32.4 million during the year 2004. This increase of $36.4 million is primarily attributable to our sale of marketable securities during the year 2005, resulting in approximate proceeds of $46.9 million. This increase is partially offset by an increase in capital expenditures incurred in connection with the purchase of fixed assets ($16.0 million during 2005 as compared to $8.8 million in 2004). Of the $16.0 million of purchased fixed assets $2.7 million was financed by deferred payments over thirty-seven months. We expect our capital expenditures to be approximately $13.0 million to $15.0 million in 2006, with the majority of the spending related to continued information technology enhancement and expansion.

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

Net cash provided by financing activities in 2005 was $5.4 million compared to $6.4 million of cash used in financing activities in 2004. In 2005, cash of $3.0 million was provided by tax benefits resulting from the exercise of certain stock options. Additionally, cash was provided by stock option exercises of $3.2 million.

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

On November 18, 2004, our common stock began trading on The Nasdaq National Market under the symbol “PRAI.” The initial public offering, including the underwriters over-allotment, consisted of 3.9 million shares of common stock sold by us and an additional 3.0 million shares sold by the selling shareholders at an initial offering price of $19.00 per share. We received from the offering net proceeds of approximately $67.0 million, after offering expenses, of which we used $28.7 million to extinguish all outstanding principal and accrued interest under our credit facilities and the balance of the net proceeds has been applied to general corporate purposes. We received no proceeds from the sale of common stock by the selling stockholders.

In June 2005 the Company completed a secondary offering, selling approximately 8.3 million shares of existing shareholders’ shares which increased the public float from approximately 3.6 million shares to approximately 11.9 million shares. The Company did not receive any cash for this transaction and incurred approximately $0.6 million in expense.

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

In 2005, we entered into foreign currency derivatives to mitigate exposure to movements between the US dollar and the British pound and the US dollar and Euro. We agreed to purchase a given amount of British pounds and Euros at established dates through 2005. The transactions were structured as no-cost collars whereby we neither paid more than an established ceiling exchange rate nor less than an established floor exchange rate on the notional amounts hedged. These derivatives were accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognize derivatives as instruments as either assets or liabilities in the balance sheet and measures them at fair value. These derivatives are designated as cash flow hedges and accordingly the changes in fair value have been recorded in stockholders equity (as a component of comprehensive income/expense). These agreements expired throughout 2005. There were no currency derivatives held by the Company at December 31, 2005. We entered into similar derivative agreements in 2006 and we expect to continue to use similar derivatives to mitigate our foreign currency exposure.

On December 23, 2004, we entered into a new unsecured revolving facility (the “credit facility”) of $75 million led by Wachovia Bank, N.A and Wells Fargo Bank, N.A. The following description of our revolving credit facility briefly summarizes the facility’s terms and conditions that are material to us and is qualified in its entirety by reference to the full text of the facility, which is incorporated by reference to Form 8-K filed on December 29, 2004.

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

The revolving credit facility requires us to comply with certain financial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio, and a minimum net worth. As of December 31, 2005, the Company was in compliance with its financial covenants.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our future minimum payments for all contractual obligations for years subsequent to the year ended December 31, 2005:

	Payments Due by Period
	Less Than			More Than
	One Year	1-3 Years	3-5 Years	5 Years	Total
	(Dollars in thousands)

Long-term debt, including interest payments	$—	$—	$—	$—	$—
Service purchase commitments	4,483	2,754	1,000	—	8,237
Capital lease, including interest payments	9	51	—	—	60
Operating leases	16,965	29,371	27,644	56,294	130,274
Less: sublease income	(1,501)	(1,181)	(1,106)	—	(3,788)

Total	$19,956	$30,995	$27,538	$56,294	$134,783

The increase in amounts attributable to operating leases after five years is due to long-term leases for several of our facilities. In April 2004, we executed a lease for a new office in our Lenexa, Kansas location to replace certain existing space which expired in July, 2006. The operating lease commitment is $23.5 million over the 15-year term of the lease. In July 2004, we entered into a lease for a new office in Reston, Virginia to replace our current offices in McLean, Virginia. The lease commitment is approximately $5.9 million over the ten-year term of the lease. There are no contingent cash payment obligations related to our acquisitions.

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

In addition to EBITDA, we use a measure that we call adjusted EBITDA, which we define as EBITDA excluding the effects of a one-time $25.0 million tender offer specifically relating to our repurchase in 2004 of stock options and the payment of a special bonus to certain employee option holders. In addition to our GAAP results and our EBITDA, we use adjusted EBITDA to manage our business and assess our performance. Ourmanagement does not view the tender offer and option repurchase costs as indicative of the status of our ongoing operating performance because such costs related to a special non-recurring restructuring transaction.

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

Allowance for Doubtful Accounts

Included in “Accounts receivable and unbilled services, net” on our consolidated balance sheets is an allowance for doubtful accounts. Generally, before we do business with a new client, we perform a credit analysis. We also review our accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectible. The reserve includes the specific uncollectible accounts and an estimate of lossesbased on historical loss experience. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts is adequate to cover uncollectible balances. However, actual write-offs might exceed the recorded reserve.

Tax Valuation Allowance

Based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, we determined that a valuation allowance was required for specific foreign loss carry forwards as of December 31, 2005. If these estimates prove inaccurate, a change in the valuation allowance, up or down, could be required in the future.

Our quarterly and annual effective income tax rate could vary substantially. We operate in several foreign jurisdictions and in each jurisdiction where we estimate pre-tax income, we must also estimate the local effective tax rate. In each jurisdiction where we estimate pre-tax losses, we must evaluate local tax attributes and the likelihood of recovery for foreign loss carry forwards, if any. Changes in currency exchange rates and the factors discussed above result in the consolidated tax rate being subject to significant variations and adjustments during interim and annual periods.

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

As discussed in the “Recent Accounting Pronouncements” section, as of January 1, 2006 we will be required to record as compensation expense the fair value of granted stock options that vest in accordance with the revised

SFAS No. 123(R), “Share-Based Payment.” Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Based upon review of the applicable literature and the Company’s limited trading history, we have estimated the impact of pre-tax, stock-based compensation expense in fiscal year 2006 to be approximately $4.0 — $4.5 million (unaudited).

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

Interest Rate Risk

At December 31, 2005, we had no amounts outstanding under our revolving credit facility. Future drawings under the facility will bear interest at various rates. Historically, we have mitigated our exposure to fluctuations or interest rate by entering into interest rate hedge agreements.

Foreign Exchange Risk

Since we operate on a global basis, we are exposed to various foreign currency risks. First, our consolidated financial statements are denominated in U.S. dollars, but a significant portion of our revenue is generated in the local currency of our foreign subsidiaries. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting consolidated financial results. The process by which each foreign subsidiary’s financial results are translated into U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders’ equity account, referred to as the cumulative translationadjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. To date such cumulative translation adjustments have not been material to our consolidated financial position.

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

For the year ended December 31, 2005, approximately 8.8% and 17.9% of total service revenue was denominated in British pounds and Euros, respectively. The Company periodically enters into foreign currency derivatives to mitigate exposure to movements between the US dollar and the British pound and the US dollar and Euro. These derivatives are designated as cash flow hedges and accordingly the changes in fair value have been recorded in stockholders equity (as a component of comprehensive income). These derivatives were accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The potential decrease in net income resulting from a hypothetical weakening of the U.S. dollar relative to the British pound and Euro of 10% would have been approximately $1.1 million for the year ended December 31, 2005.

Foreign Currency Hedges

In 2005, we entered into a number of foreign currency hedging transactions to mitigate exposure to movements between the U.S. dollar and the British pound and the U.S. dollar and the Euro. We agreed to purchase a given amount of British pounds and Euros at established dates through 2005. These derivatives are accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognize derivatives as instruments as either assets or liabilities in the balance sheet and measure them at fair value. These derivatives are designated as cash flow hedges. These agreements terminated in December, 2005. There were no currency derivatives outstanding at December 31, 2005. We entered into similar derivative agreements in January, 2006.

ITEM 8.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A —	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on the evaluation we conducted, our management has concluded that our disclosure controls and procedures are effectively designed to ensure that we record, process, summarize, and report information required to be disclosed by us within the time periods specified by the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Internal control over financial reporting refers to a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2005 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control — Integrated Framework.” Management has concluded that our internal control over financial reporting was effective as of December 31, 2005. Additionally, based on our assessment, we determined that there were no material weaknesses in our internal control over financial reporting as of December 31, 2005.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our chief executive officer and chief financial officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that no such changes have occurred.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists our directors and the classes in which they will serve as of January 31, 2006:

Class I	Class II	Class III
(Term Expiring 2008)	(Term Expiring 2006)	(Term Expiring 2007)

Patrick K. Donnelly	Jean-Pierre L. Conte	Melvin D. Booth
Judith A. Hemberger	Armin Kessler	Robert E. Conway
Robert J. Weltman

Set forth below are the names and other information pertaining to the Board of Directors whose terms of office will continue after the annual meeting:

		First Year
		Elected
Name	Age	Director	Position

CLASS I
Patrick K. Donnelly	47	1994	President, Chief Executive Officer, and Director
Judith A. Hemberger	58	2005	Director
Robert J. Weltman	40	2001	Director
CLASS II
Jean-Pierre L. Conte	42	2001	Chairman
Armin Kessler	67	2005	Director
CLASS III
Melvin D. Booth	60	2004	Director
Robert E. Conway	52	2004	Director

Melvin D. Booth, Director.  Melvin D. Booth is currently on the investment committee of MedImmune Ventures, Inc. He was a director of MedImmune, Inc. from November 1998 until March 2005 and served as its president and chief operating officer from October 1998 through December 2003. Prior to joining MedImmune, Inc., Mr. Booth was president, chief operating officer, and a member of the board of directors of Human Genome Sciences, Inc. Mr. Booth is currently a board member of Focus Diagnostics, Inc., Millipore Corporation, Prestwick Pharmaceuticals, Inc. and Ventria Bioscience. Mr. Booth graduated with honors and holds an honorary Doctor of Science degree from Northwest Missouri State University. He is a Certified Public Accountant. Mr. Booth currently serves as chairman of our audit committee.

Jean-Pierre L. Conte, Chairman.  Jean-Pierre L. Conte is currently chairman, managing director, and limited partner of Genstar Capital, L.P., the manager of Genstar Capital Partners III, L.P., a private equity limited partnership. Mr. Conte joined Genstar in 1995. Prior to joining Genstar, Mr. Conte was a principal for six years at the NTC Group, Inc., a private equity investment firm. He has served as a director and chairman of the board of PRA since 2001. Mr. Conte has also served as a director of American Pacific Enterprises, LLC since May 2004. He has served as the chairman of the board of directors of Altra Industrial Motion, Inc. and as a director of Propex Fabrics, Inc. since December 2004. He has also served as a director of Panolam Industries International, Inc. since September 2005 and Harlan Sprague Dawley, Inc. since December 2005. Mr. Conte holds an M.B.A. from Harvard University and a B.A. from Colgate University.

Robert E. Conway, Director.  Robert E. Conway is currently the chief executive officer of Array BioPharma Inc., which he joined in November 1999. Prior to joining Array BioPharma, Mr. Conway was the chief operating officer and executive vice president of the Clinical Trials Division of Hill Top Research, Inc., which he joined in 1996. Mr. Conway serves on the boards of directors of Array BioPharma and DEMCO, Inc. Mr. Conway received a B.S. in accounting from Marquette University and an M.B.A. from the University of Cincinnati, and is a Certified Public Accountant. Mr. Conway currently serves as chairman of our compensation committee and is on both the audit and nominating and corporate governance committees.

Patrick K. Donnelly, President, Chief Executive Officer, and Director.  Patrick K. Donnelly joined us in 1994, serving first as an outside board member and then as executive vice president and chief financial officer in 1996. In 2001, Mr. Donnelly was named PRA’s president and chief operating officer, and subsequently, chief executive officer in 2002. Before joining PRA, Mr. Donnelly was president of Virginia Capital L.P. and Vedcorp, LLC, two affiliated venture capital firms located in Richmond, Virginia. Mr. Donnelly also spent eight years with BancBoston Capital. Mr. Donnelly received his M.B.A. from Pennsylvania State University in 1984 and received his B.A. from the University of Missouri in 1980.

Judith A. Hemberger, Ph.D., is a founder of Pharmion Corporation and has served as Pharmion’s Executive Vice President and Chief Operating Officer and a member of its board of directors since its inception in 2000. From 1997 to 1999, she worked as a consultant to various healthcare companies. During this period she also served as a Senior Vice President of Business Development at AVAX Technologies, Inc., a vaccine technology company. From 1979 to 1997, Dr. Hemberger worked at Marion Laboratories and successor companies Marion Merrell Dow and Hoechst Marion Roussel. She led a number of strategic functions, including Professional Education, Global Regulatory Affairs, Global Medical Affairs and Commercial Development. Her final role in the company was Senior Vice President of Global Drug Regulatory Affairs. Ms. Hemberger currently serves on the board of directors of Perrigo Company, Myogen, Inc. and Renovis. Ms. Hemberger received a B.S. from Mount Scholastica College, a PhD from the University of Missouri, and an MBA from Rockhurst College. Ms. Hemberger currently serves on our compensation and nominating and corporate governance committees.

Armin Kessler, Director.  Armin Kessler is an experienced global pharmaceutical and biotech industry executive. Prior to his retirement in 1995, Mr. Kessler held many executive positions at Hoffman-LaRoche AG, including chief operating officer and head of the pharmaceutical division. Mr. Kessler also held executive positions at Sandoz, and has been a member of the board of directors of Genentech and Syntex, as well as the president of the European Federation of Pharmaceutical Industry Associations. He became a director of PRA in January 2005 and currently is also a director of Actelion, Gen-Probe Incorporated, MedGenisis, and The Medicines Company. Mr. Kessler received a B.S. from the University of Pretoria, South Africa, a B.S. from the University of Cape Town, a J.D. from Seton Hall University, and an Honorary Doctorate of Business Administration from University of Pretoria, South Africa. Mr. Kessler qualified as a U.S. patent attorney in 1972. Mr. Kessler currently serves on our audit and compensation committees, and is chairman of our nominating and corporate governance committee.

Robert J. Weltman, Director.  Robert J. Weltman is currently a managing director of Genstar Capital, L.P., the manager of Genstar Capital Partners III, L.P., a private equity limited partnership. Mr. Weltman joined Genstar in 1995. Prior to joining Genstar, from 1993 to 1995, he was an associate with Robertson, Stephens & Company, an investment banking firm. From 1991 to 1993, he worked for Salomon Brothers Inc. as a financial analyst. He has served as a director of PRA since 2001 and of BioSource International, Inc. since 2000. Mr. Weltman has also served as a director of American Pacific Enterprises, LLC since May 2004, Woods Equipment Company, LLC since June 2004, and AXIA Health Management, LLC since December 2004, and Harlan Sprague Dawley, Inc., since December 2005. Mr. Weltman holds an A.B. in chemistry from Princeton University.

Executive Officers

Set forth below is certain information with respect to the persons who are currently serving as executive officers of the Company. Biographical information on Mr. Donnelly is included under “Directors.”

J. Matthew Bond, Executive Vice President, Chief Financial Officer, Assistant Treasurer, and Assistant Secretary

J. Matthew Bond was named executive vice president and chief financial officer in February, 2006. Mr. Bond joined PRA as vice president-finance and accounting in 2001, and was appointed senior vice president and chief financial officer of PRA in 2002. Before joining PRA, Mr. Bond worked as vice president for a division of Marriott International, Inc. since 1997. He also spent 11 years with a major public accounting firm. Mr. Bond is a Certified Public Accountant and holds a B.S. in business from Wake Forest University. He is a board member of Concept Interiors, Inc.

David W. Dockhorn, Ph.D., Executive Vice President of Global Clinical Operations

David W. Dockhorn, Ph.D., was named executive vice president of global clinical operations in 2004. He joined PRA in 1997 as the vice president of operations and regional director of the Lenexa, Kansas operations and in 2001 was named senior vice president of clinical trials services of North American clinical operations for PRA. Prior to that, he served as senior vice president for the Lenexa, Kansas regional office and San Diego, California operations. Previously, he worked for International Medical Technical Consultants, Inc., or IMTCI, a CRO which was acquired by PRA in 1997. Dr. Dockhorn received his Ph.D. in neuroscience from Texas Tech University.

Monika Pietrek, M.D., Ph.D., Executive Vice President of Global Scientific and Medical Affairs

Monika Pietrek, M.D., Ph.D., was named executive vice president of global scientific and medical affairs in September 2005. Dr. Pietrek joined PRA in 1996 as the director of safety management services and in 2004 was named senior vice president of global medical and safety services. Since 1999, she served as vice president for the Mannheim, Germany operations. Dr. Pietrek received her M.D. and Ph.D. from University of Frankfurt, Germany and her M.Sc. in epidemiology from the London School for Hygiene & Tropical Medicine, London, United Kingdom.

James C. Powers, Executive Vice President of Business Development and Secretary

James C. Powers is executive vice president of worldwide business development and secretary of PRA. Mr. Powers joined PRA in 1988 as vice president and general manager. He became president of North American operations in 1992 and was named executive vice president of worldwide business development in 1996. Prior to joining us, Mr. Powers was vice president at University Technology Corporation from 1985 to 1988. From 1973 to 1985, Mr. Powers worked at Clairol, Inc. Mr. Powers received a B.S. in Administration and Management Science from Carnegie Mellon University in 1973.

Bruce A. Teplitzky, Executive Vice President of Business Development

Bruce A. Teplitzky was named executive vice president of strategic business development in September, 2005. Mr. Teplitzky was named senior vice president of strategic business development in 2003. He joined PRA in early 1996 as vice president of operations and regional director. In 2000, he was promoted to senior vice president of clinical operations. In 2002, he became senior vice president of global business development. Prior to joining PRA, Mr. Teplitzky worked for Stuart Pharmaceuticals (now AstraZeneca), and at Corning Besselaar. Mr. Teplitzky earned his M.M.S. in clinical microbiology at the Emory University School of Medicine. He received his B.S. from Emory University in biologic sciences.

William (Bucky) Walsh, III, Executive Vice President of Corporate Development

William (Bucky) Walsh, III, was named executive vice president of corporate development in February, 2006. Mr. Walsh joined PRA in 1985, and was named senior vice president of business services in 2003. Mr. Walsh has been with PRA for more than 20 years, and has held numerous positions, including program analyst, director of systems and information technology, and vice president of systems management. While at PRA in 1991, Mr. Walsh earned an M.B.A. from James Madison University. In 1980, Mr. Walsh graduated with a B.A. from the University of Virginia.

Gail O’Mullan, Senior Vice President of Talent Management

Gail O’Mullan was named senior vice president of talent management in February, 2006. Ms. O’Mullan joined PRA in 2003. Prior to joining PRA, Ms. O’Mullan worked at Aventis Pharmaceuticals where she served as director of business operations and director of human resources and administrative services. Ms. O’Mullan earned a B.A. from the University of California, San Diego. She received a JD and MBA from Texas Tech University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires directors and executive officers and persons, if any, owning more than ten percent of a class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity and equity derivative securities. We assist our directors and officers in monitoring transactions and filing the appropriate Section 16 reports on their behalf. Based solely upon a review of the copies of such reports and written representations from reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent stockholders were complied with on a timely basis for the year ended December 31, 2005.

ITEM 11.	EXECUTIVE COMPENSATION

Board of Directors Compensation

Effective January 1, 2006, under our director compensation policy, non-employee directors who are not affiliated with Genstar receive in cash:

Annual retainer — $35,000
Meeting attendance fee (board or audit committee)
attendance in person — $2,000
attendance by telephone — $1,000
Meeting attendance fee (compensation or nominating and corporate governance committee)
attendance in person — $1,500
attendance by telephone — $750
Audit committee chairman fee — $20,000
Other committee chairman fee — $10,000

In addition, non-employee directors who are not affiliated with Genstar will receive an initial award of options exercisable for 40,000 shares of common stock and an additional award of options exercisable for 10,000 shares after each year of service. We also reimburse directors for their reasonable expenses incurred in connection with attending board and committee meetings.

Our board of directors has determined that Messrs. Booth, Conway, and Kessler as well as Ms. Hemberger are independent directors within the meaning of applicable Nasdaq listing requirements. Messrs. Booth, Conway, and Kessler currently serve on the audit committee. Messrs. Conway and Kessler and Ms. Hemberger currently serve on the compensation committee as well as the nominating and corporate governance committee. Mr. Donnelly is employed by PRA and is not separately compensated for his service as a director. Our Board of Directors determined that Mr. Booth qualifies as and has been designated as an “audit committee financial expert” as such term is defined under Item 401 of Regulation S-K.

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our chief executive officer, chief financial officer and controller. The Code of Ethics is publicly available on our website at http://www.prainternational.com and will also be made available without charge to any person, upon request, in writing to our Vice President, Legal Affairs at PRA International, 12120 Sunset Hills Road, Suite 600, Reston, Virginia 20190. We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from our Code of Ethics by disclosing the nature of such amendment or waiver on our web site or in a Report on Form 8-K.

Executive Compensation

Summary Compensation

For the year ended December 31, 2005, the following table sets forth information concerning the compensation of our chief executive officer and our four other most highly compensated officers, the five of whom are considered our named executive officers for reporting purposes.

SUMMARY COMPENSATION TABLE

							Long Term
							Compensation
		Annual Compensation					Awards
					Other Annual		Securities
		Salary	Bonus		Compensation		Underlying
Name and Principal Position	Year	($)	($)		($)		Options (#)

Patrick K. Donnelly	2005	355,125	56,250	(1)	19,520	(6)	—
President, Chief Executive Officer,	2004	315,000	217,757		472,261	(5)(7)	90,000
and Director	2003	243,333	181,250		16,893	(8)	—
David W. Dockhorn	2005	255,625	31,250	(2)	20,791	(9)	—
Executive Vice President of Global	2004	222,500	84,870		195,967	(5)(10)	50,000
Clinical Operations	2003	204,375	75,000		20,173	(11)
Erich Mohr(12)	2005	321,151	—		20,707	(13)	—
Executive Vice President and Chief	2004	284,266	118,291		78,442	(5)(14)	50,000
Scientific Officer	2003	240,539	109,776		16,911	(15)	—
James C. Powers	2005	221,875	36,000	(3)	32,511	(16)	—
Executive Vice President of	2004	199,375	128,421		283,345	(5)(17)	50,000
Business Development and Secretary	2003	194,458	75,000		32,348	(18)	—
Bruce A. Teplitzky	2005	200,972	55,000	(4)	25,489	(19)	25,000
Senior Vice President of	2004	194,375	178,673		172,227	(5)(20)	25,000
Business Development	2003	189,166	56,250		26,348	(21)	—

(1)	Includes $18,563 of deferred bonus.

(2)	Includes $3,125 of deferred bonus.

(3)	Includes $11,881 of deferred bonus.

(4)	Includes $0 of deferred bonus.

(5)	Includes payments, in the amounts specified below, made to all of our employee option holders at the rate of $0.94 per option in connection with a tender offer transaction in January 2004. We refer to these as option payments.

(6)	Represents car allowance of $10,800, company contributions to health insurance of $4,344, company contributions to 401(k) of $2,194, and other benefits of $4,982.

(7)	Represents option payment of $445,554, car allowance of $10,800, company contributions to health insurance of $9,022, company contributions to 401(k) of $5,001, and other benefits of $1,884.

(8)	Represents car allowance of $10,800, company contributions to health insurance of $1,780, company contributions to 401(k) of $2,369, and other benefits of $1,944.

(9)	Represents car allowance of $10,800, company contributions to health insurance of $7,905 and other benefits of $2,086.

(10)	Represents option payment of $177,190, car allowance of $10,800, company contributions to health insurance of $6,093, and other benefits of $1,884.

(11)	Represents car allowance of $10,800, company contributions to health insurance of $6,363,company contributions to 401(k) of $1,066, and other benefits of $1,944.

(12)	Erich Mohr was compensated in Canadian dollars. All amounts related to his compensation have been converted from Canadian dollars to U.S. dollars using the average exchange rate for fiscal year 2005 of Cdn $1.2078 per US$1.00 and Cdn $1.3015 for fiscal year 2004. Dr. Mohr resigned from the Company effective December 31, 2005.

(13)	Represents car allowance of $10,557, company contributions to health insurance of $1,178, and other benefits of $8,972.

(14)	Represents option payment of $60,320, car allowance of $9,797, and other benefits of $8,325.

(15)	Represents car allowance of $9,155 and other benefits of $7,756.

(16)	Represents car allowance of $10,800, company contributions to health insurance of $12,659, company contributions to 401(k) of $7,000, and other benefits of $2,052.

(17)	Represents option payment of $248,820, car allowance of $10,800, company contributions to health insurance of $15,341, company contributions to 401(k) of $6,500, and other benefits of $1,884.

(18)	Represents car allowance of $10,800, company contributions to health insurance of $13,604, company contributions to 401(k) of $6,000, and other benefits of $1,944.

(19)	Represents car allowance of $10,800, company contributions to health insurance of $12,659 and other benefits of $2,030.

(20)	Represents option payment of $144,202, car allowance of $10,800, company contributions to health insurance of $15,341, and other benefits of $1,884.

(21)	Represents car allowance of $10,800, company contributions to health insurance of $13,604, and other benefits $1,944.

Stock Option Grants

The following table reflects the stock options granted during the past fiscal year to the named executive officers pursuant to our 2004 Incentive Award Plan. No stock appreciation rights were granted to the named executive officers during 2005. Unless otherwise noted, all options granted during the past fiscal year expire seven years from the date of grant. If the optionee’s employment is terminated for cause, any vested or unvested portion of the option will terminate. Under the option agreement, “cause” is defined as the optionee’s failure to perform duties; material harm of PRA; conviction of a felony or crime involving moral turpitude, fraud or misrepresentation; or misappropriation or embezzlement of PRA funds or assets. In addition, if the optionee’s employment is terminated for any reason other than death, disability or cause, the unvested portion of the option will terminate and the optionee will have thirty days to exercise any vested portion of the option. Upon the optionee’s death or disability, a pro rata portion of the option will vest, based on the amount that would vest on the next anniversary of the grant date, and be exercisable by the optionee’s beneficiary or estate for eighteen months or, if earlier, until the seventh anniversary of the grant date.

OPTION GRANTS IN 2005

Individual Grants
		Percent of			Potential Realizable
	Number of	Total			Value at Assumed
	Securities	Options			Annual Rates of Stock
	Underlying	Granted to	Exercise of		Price Appreciation for
	Options	Employees in	Base Price		Option Term
Name	Granted (#)	Fiscal Year(1)	($/Sh)	Expiration Date	5% ($)	10% ( $)

Bruce A. Teplitzky	50,000	12.9%	30.31	9/30/2012	515,415	1,169,301

(1)	The figures representing percentages of total options granted to employees in 2005 are based on a total, net of options granted and forfeited within 2005, of 387,500 common shares underlying stock options granted to our employees during 2005.

(2)	The amounts shown in the table above as potential realizable value represent hypothetical gains that could be achieved for the respective stock options if exercised at the end of the option term. These amounts represent assumed rates of appreciation in the value of our common stock from the fair market value on the date of grant. Potential realizable values in the table above are calculated by:

•	multiplying the number of shares of common stock subject to the stock option by the price of $30.31 per share;

•	assuming that the aggregate share value derived from that calculation compounds at the annual 5% or 10% rates shown in the table for the balance of the term of the option; and

•	subtracting from that result the total option exercise price.

The 5% and 10% assumed rates of appreciation are suggested by the rules of the SEC and do not represent our estimate or projection of the future common share price. Actual gains, if any, on stock option exercises will depend upon the future performance of our common stock.

Aggregated Option/ SAR Exercises In 2005 and FY-End Option/ SAR Values

The following table sets forth, for our named executive officers, certain information concerning options exercised during fiscal 2005 and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2005. For purposes of computing value realized from the exercise of options in 2005, the fair market value for periods prior to the public offering was determined by reference to the exercise price of options granted closest to the date that a named executive officer exercised options. For those options exercised in association with the public offering, the public offering price was used. The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2005 ($28.15 per share) and the exercise price of the officer’s options. The Company has never issued stock appreciation rights.

			Number of Securities
			Underlying Unexercised		Value of Unexercised
	Shares	Value	Options at		In-the-Money Options at
	Acquired on	Realized	December 31, 2005 (#)		December 31, 2005 ($)
	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Patrick K. Donnelly	56,736	1,450,740	426,500	79,500	9,977,441	876,675
David W. Dockhorn	0	0	185,026	73,500	4,193,712	998,400
Erich Mohr	68,500	1,292,055	0	0	0	0
James C. Powers	0	0	268,500	41,500	6,297,160	515,825
Bruce A. Teplitzky	0	0	120,221	74,750	2,753,781	301,088

Employment Agreements

On February 6, 2006, we entered into an employment agreement with Patrick K. Donnelly, our president and chief executive officer. Under this agreement, Mr. Donnelly will receive an annual salary of $425,000, will be eligible for salary increases which may be based on performance and competitive market factors, and will participate in our executive bonus plan with an annual bonus target of $250,000. This agreement will expire on February 28, 2009. If we terminate his employment without good cause or by reason of disability, if the agreement terminates by reason of death, or if Mr. Donnelly terminates his employment for good reason, Mr. Donnelly will be entitled to severance payments equal to fifteen months base salary and benefits. If, within twelve months after a change of control of PRA International, Mr. Donnelly is terminated without cause, is terminated by reason of disability, or terminates his employment for good reason, then Mr. Donnelly will be entitled to severance payments equal to thirty months base salary and benefits. Mr. Donnelly is also entitled to a tax gross up in the event that any amounts payable to him in connection with the employment agreement are subject to the 20% excise tax applicable to excess parachute payments under Section 4999 of the Internal Revenue Code. This tax gross up is designed to put Mr. Donnelly in the position he would have occupied if such excise tax did not apply. Mr. Donnelly is subject to a non-compete with named competitors for the duration of his employment and, following his termination, for a period of fifteen months (thirty months in the event he is terminated without cause, is terminated by reason of disability, or terminates the agreement for good reason within twelve months after a change in control and is not limited to named competitors). The agreement defines good reason to mean a material breach by the Company, a diminution of his title, authority, duties or responsibilities, the requirement to relocate more than 35 miles from his then current location, or not being elected as a member of the Board by PRA International’s shareholders or being removed from the Board without cause in accordance with PRA International’s bylaws.

On February 6, 2006, we entered into an employment agreement with David W. Dockhorn, our executive vice president of global clinical operations. Under this agreement, Dr. Dockhorn will receive an annual salary of $297,000, will be eligible for salary increases which may be based on performance and competitive market factors, and will participate in our executive bonus plan with an annual bonus target of $125,000. This agreement will expire on February 28, 2009. If we terminate his employment without good cause or by reason of disability, if the agreement terminates by reason of death, or if Dr. Dockhorn terminates his employment for good reason, Dr. Dockhorn will be entitled to severance payments equal to twelve months base salary and benefits. If, within twelve months after a change of control of PRA International, Dr. Dockhorn is terminated without cause, is terminated by reason of disability, or terminates his employment for good reason, then Dr. Dockhorn will be entitled to severance payments equal to twenty-four months base salary and benefits. Dr. Dockhorn is also entitled to a tax gross up in the event that any amounts payable to him in connection with the employment agreement are subject to the 20% excise tax applicable to excess parachute payments under Section 4999 of the Internal Revenue Code. This tax gross up is designed to put Dr. Dockhorn in the position he would have occupied if such excise tax did not apply. Dr. Dockhorn is subject to a non-compete with named competitors for the duration of his employment and, following his termination, for a period of twelve months (twenty-four months in the event he is terminated without cause, is terminated by reason of disability, or terminates the agreement for good reason within twelve months after a change in control and is not limited to named competitors). The agreement defines good reason to mean a material breach by the Company, a diminution of his title, authority, duties or responsibilities, or the requirement to relocate more than 35 miles from his then current location.

On February 6, 2006, we entered into an employment agreement with James C. Powers, our executive vice president of business development. Under this agreement, Mr. Powers will receive an annual salary of $242,000, will be eligible for salary increases which may be based on performance and competitive market factors, and will participate in our executive bonus plan with an annual bonus target of $175,000. This agreement will expire on February 28, 2009. If we terminate his employment without good cause or by reason of disability, if the agreement terminates by reason of death, or if Mr. Powers terminates his employment for good reason, Mr. Powers will be entitled to severance payments equal to twelve months base salary and benefits. If, within twelve months after a change of control of PRA International, Mr. Powers is terminated without cause, is terminated by reason of disability, or terminates his employment for good reason, then Mr. Powers will be entitled to severance payments equal to twenty-four months base salary and benefits. Mr. Powers is also entitled to a tax gross up in the event that any amounts payable to him in connection with the employment agreement are subject to the 20% excise tax applicable to excess parachute payments under Section 4999 of the Internal Revenue Code. This tax gross up is designed to put Mr. Powers in the position he would have occupied if such excise tax did not apply. Mr. Powers is subject to a non-compete with named competitors for the duration of his employment and, following his termination, for a period of twelve months (twenty-four months in the event he is terminated without cause, is terminated by reason of disability, or terminates the agreement for good reason within twelve months after a change in control and is not limited to named competitors). The agreement defines good reason to mean a material breach by the Company, a diminution of his title, authority, duties or responsibilities, or the requirement to relocate more than 35 miles from his then current location.

On February 6, 2006, we entered into an employment agreement with Bruce A. Teplitzky, our executive vice president of business development. Under this agreement, Mr. Teplitzky will receive an annual salary of $240,500, will be eligible for salary increases which may be based on performance and competitive market factors, and will participate in our executive bonus plan with an annual bonus target of $175,000. This agreement will expire on February 28, 2009. If we terminate his employment without good cause or by reason of disability, if the agreement terminates by reason of death, or if Mr. Teplitzky terminates his employment for good reason, Mr. Teplitzky will be entitled to severance payments equal to twelve months base salary and benefits. If, within twelve months after a change of control of PRA International, Mr. Teplitzky is terminated without cause, is terminated by reason of disability, or terminates his employment for good reason, then Mr. Teplitzky will be entitled to severance payments equal to twenty-four months base salary and benefits. Mr. Teplitzky is also entitled to a tax gross up in the event that any amounts payable to him in connection with the employment agreement are subject to the 20% excise tax applicable to excess parachute payments under Section 4999 of the Internal Revenue Code. This tax gross up is designed to put Mr. Teplitzky in the position he would have occupied if such excise tax did not apply. Mr. Teplitzky is subject to a non-compete with named competitors for the duration of his employment and, following his termination, for a period of twelve months (twenty-four months in the event he is terminated without cause, is terminated by reason of disability, or terminates the agreement for good reason within twelve months after a change in control and is not limited to named competitors). The agreement defines good reason to mean a material breach by the Company, a diminution of his title, authority, duties or responsibilities, or the requirement to relocate more than 35 miles from his then current location.

Performance Graph

Below is a graph that compares the cumulative total shareholder return on the Company’s common stock from the initial public offering date of November  18, 2004 through December 30, 2005, against the cumulative total return for the same period on the NASDAQ Stock Market (U.S.) Index and the NASDAQ Health Services Index (US). The results are based on an assumed $100 invested at our initial offering price and December 30, 2005 closing prices for both indices including reinvestment of any dividends.

Comparison of Five-Year Cumulative Total Returns
Performance Graph for
P R A INTERNATIONAL

Produced on 02/22/2006 including data to 12/30/2005

Symbol		CRSP Total Returns Index:	11/17/2004	12/31/2004	6/30/2005	12/31/2005
	■	PRA International	100.0	130.4	140.9	148.2
– – – – – – – – – – – – – – – –	«	Nasdaq Stock Market (US Companies)	100.0	103.7	98.5	105.9
.........................	▲	Nasdaq Stocks (SIC 8000-8099 US Companies)	100.0	107.5	129.2	149.9
		Health services
Notes:
A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 11/17/2004.
E. IPO price of $19.00 on 11/17/2004 was used for the base value.

The stock price performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Acts, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under the Acts.

Compensation Committee Report

The compensation committee currently comprises Mr. Conway, who serves as chairman, Mr. Kessler, and Ms. Hemberger. From January 2005 until November 2005, our compensation committee comprised Messrs. Conway, Kessler, and Conte. During 2005, the compensation committee met on five occasions to examine our compensation structure and to determine the proper levels and components of our senior management’s compensation.

Committee Meetings and Deliberations

The committee’s customary practice is to review information regarding the components of existing executive compensation and, after addressing any issues related to such compensation, reach consensus on and approve our senior management’s compensation. During 2005, the committee reviewed each of our senior management’s proposed compensation and analyzed all components of the individual’s total compensation both on an individual basis as well as compared to the other senior management within PRA. Members then had additional time to ask for further information, to raise and address questions, to make any appropriate adjustments and to discuss such compensation before voting to approve the compensation for each member of senior management. In reviewing our executives’ compensation for 2005 and prior to making grants of stock options in connection with our initial public offering in November 2004, the committee sought the advice of an outside compensation consultant regarding the appropriateness of such grants, amount of grants and compensation of our executives following the initial public offering.

Our executives’ compensation comprises four components, base salary, long-term incentive compensation, bonus and various benefits and perquisites. The committee designed PRA’s compensation program, based on a combination of these components, to enable PRA to attract and retain senior executives, reward performance, and achieve long-term stockholder value.

The base salaries for Mr. Donnelly, Dr. Dockhorn, Dr. Mohr, Mr. Powers, and Mr. Teplitzky during fiscal 2005 were set in accordance with employment contracts that were approved by the compensation committee. The committee believes that the base salaries of the executives are reasonable and competitive with other companies of similar size in the same industry as PRA.

The compensation committee believes that long-term incentive compensation aligns the interests of our executive officers with PRA’s long-term goals, motivating and rewarding executives for maximizing stockholder value and encouraging the long-term employment of our senior management.

In addition to long-term incentives relating to equity compensation, we provide short-term annual bonus compensation to executives. Annual bonuses are linked to objective individual performance goals that relate to those activities that are most directly under an executive’s control and for which they should be held accountable. Bonuses are also based on company-wide goals relating to revenues and earnings. If the company-wide goals are not obtained, no bonus is payable, even if individual performance goals are satisfied. Executives had an opportunity to receive a bonus generally between 38% and 71% of their base salary in 2005, contingent on the achievement of the individual and company performance objectives.

Our executives are entitled to participate in various employee benefit plans that are generally made available to all of our employees, such as health, life, disability insurance, tax qualified retirement plans, and vacation pay. In 2005, our executives were also entitled to car and club allowances. Effective February 1, 2006, our executives will not be entitled to club allowances. The committee believes that such benefits and perquisites are comparable to those offered by other companies of similar size.

Internal Pay Equity

In the process of reviewing each executive’s compensation both separately and in the aggregate, the committee directs our human resources department to prepare a spreadsheet showing “internal pay equity” within PRA. This spreadsheet shows the relationship between each management level of compensation. The comparison includes all components of compensation, both individually and in the aggregate.

The committee believes that the relative difference between the compensation of our chief executive officer and the compensation of our other executives has not increased significantly over the years. The comparisons in the Company’s internal pay equity study go back approximately three years and the percentage differences are not significantly different today from then. Over the period reviewed, Mr. Donnelly’s total compensation has been in the range of 1.2 to 1.6 times the compensation of the next highest paid executive officer.

Review of CEO Compensation Components

The compensation committee has reviewed all components of Mr. Donnelly’s compensation, including salary, bonus, equity and long-term incentive compensation, accumulated realized and unrealized stock option gains, the dollar value to Mr. Donnelly and cost to PRA of all perquisites and other benefits, and the actual projected payout obligations under several potential severance and change-in-control scenarios. In considering the components of Mr. Donnelly’s total compensation, the committee reviewed the aggregate amounts and mix of all components, including accumulated (realized and unrealized) option gains. In 2005, Mr. Donnelly was paid a bonus of $56,250, net of deferred bonus of $18,563.

The Committee’s Conclusion

Based on the committee’s review and deliberations, the committee finds Mr. Donnelly’s total compensation, including potential payouts in severance and change-in-control scenarios, to be reasonable and not excessive in the aggregate.

Policy Regarding 162(m)

Section 162(m) of the Internal Revenue Code precludes a public corporation from taking a deduction for compensation in excess of $1 million for its chief executive officer or any of its four other highest paid executive officers, unless such compensation is performance based and certain specific and detailed criteria are satisfied. The committee considers the anticipated tax treatment to PRA and the executive officers in its review and establishment of compensation programs and payments. The deductibility of some types of compensation payments can depend upon the timing of an executive’s vesting or exercise of previously granted rights. Interpretations of and changes in applicable tax laws and regulations as well as other factors beyond the committee’s control also can affect deductibility of compensation. Accordingly, the committee may determine that it is appropriate to structure compensation packages in a manner that may not be deductible under Section 162(m).

Members of the Compensation Committee

Robert E. Conway, Chairman
Armin Kessler
Judith A. Hemberger

The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

Compensation Committee Interlocks and Insider Participation

During 2005, none of our executive officers served as a director or member of the board of directors or compensation committee of any entity that has one or more officers serving as a director or member of our compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Directors and Executive Officers

The following table sets forth as of January 31, 2006, certain information with respect to the beneficial ownership of the Company’s common stock by each beneficial owner of more than 5% of the Company’s voting securities, each director and each named executive officer, and all directors and executive officers of the Company as a group, except as qualified by the information set forth in the notes to this table. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s Common Stock. As of January 31, 2006, there were 22,934,871 shares of the Company’s common stock outstanding.

	Shares
	Beneficially
	Owned(1)	Percent(2)

Named Executive Officers
Patrick K. Donnelly(3)	680,262	2.75%
David W. Dockhorn(4)	317,626	1.28%
Erich Mohr(5)	489,623	1.98%
James C. Powers(6)	501,899	2.02%
Bruce A. Teplitzky(7)	197,353	0.80%
Directors
Jean-Pierre L. Conte(8)	3,139,361	12.67%
Melvin D. Booth(9)	10,000	0.04%
Robert E. Conway(10)	10,000	0.04%
Judith A. Hemberger	0	0.00%
Armin Kessler(11)	10,000	0.04%
Robert J. Weltman(12)	0	0.00%
All Directors and Executive Officers as a Group (15 persons)	5,724,137	23.10%
Beneficial Owners of 5% or More of the Outstanding Common Stock of PRA International
Genstar Capital III, L.P.(13)	3,139,361	12.70%
Baron Capital Group, Inc.(14)	2,104,600	9.20%
Wasatch Advisors, Inc.(15)	1,431,160	6.30%
FMR Corporation(16)	1,431,030	6.28%
Artisan Investment Corporation (17)	1,227,600	5.40%
Waddell & Reed Financial (18)	1,181,700	5.20%

(1)	Beneficial ownership of shares is determined in accordance with the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, to our knowledge, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by the stockholder. The number of shares beneficially owned by a person includes shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of January 31, 2006, and not subject to repurchase as of that date. Shares issuable pursuant to options and warrants are deemed outstanding for calculating the percentage ownership of the person holding the options and warrants but are not deemed outstanding for the purposes of calculating the percentage ownership of any other person.

(2)	For purposes of this table, the number of shares of common stock outstanding as of January 31, 2006, is deemed to be 22,934,871.

(3)	Includes options exercisable for 426,500 shares.

(4)	Includes options exercisable for 195,026 shares.

(5)	Includes 144,713 shares owned by Shelley Mohr, Dr. Mohr’s spouse. Dr. Mohr resigned from the Company effective December 31, 2005.

(6)	Includes options exercisable for 268,500 shares.

(7)	Includes options exercisable for 120,221 shares.

(8)	Includes 3,030,526 shares owned by Genstar Capital Partners III, L.P. and 108,835 shares owned by Stargen III, L.P. Mr. Conte is the chairman, a managing director, and a limited partner of Genstar. Capital, L.P., the manager of Genstar Capital Partners III, L.P. Mr. Conte is a limited partner of Stargen III, L.P. Mr. Conte is a managing member of Genstar III GP LLC, which is the sole general partner of Genstar Capital III, L.P., which is the sole general partner of each of Genstar Capital Partners III, L.P. and Stargen III, L.P. In such capacity, Mr. Conte may be deemed to beneficially own shares beneficially held by Genstar Capital Partners III, L.P. and Stargen III, L.P., but disclaims such beneficial ownership.

(9)	Includes options exercisable for 10,000 shares.

(10)	Includes options exercisable for 10,000 shares.

(11)	Includes options exercisable for 10,000 shares.

(12)	Mr. Weltman is a limited partner of Genstar Capital III, L.P., which is the sole general partner of each of Genstar Capital Partners III, L.P. and Stargen III, L.P. Mr. Weltman is a limited partner of Stargen III, L.P. Mr. Weltman does not directly or indirectly have or share voting or investment power over the shares beneficially held by Genstar Capital Partners III, L.P. or Stargen III, L.P.

(13)	Includes 3,030,526 shares owned by Genstar Capital Partners III, L.P., of which Genstar Capital III, L.P. is the sole general partner, and 108,835 shares owned by Stargen III, L.P., of which Genstar Capital III, L.P. is the sole general partner. The address of these stockholders is c/o Genstar Capital, L.P., Four Embarcadero Center, 19th Floor, San Francisco, CA. The natural persons who have investment or voting power for the shares owned by Genstar Capital III, L.P. are Jean-Pierre L. Conte, Richard D. Paterson, and Richard F. Hoskins.

(14)	Includes 2,026,000 shares owned by BAMCO, Inc. and 78,600 owned by Baron Capital Management, Inc. Each are subsidiaries Of Baron Capital Group, Inc. The address of these stockholders is 767 Fifth Avenue , New York, NY10153. Ronald Baron holds a controlling interest in Baron Capital Group, Inc.

(15)	The address of this stockholder is 150 Social Hall Avenue, Salt Lake City, UT 84111.

(16)	Includes 1,175,719 shares owned by Fidelity Management & Research Company and 75,100 shares owned by Fidelity Management Trust Company, each of which is a wholly-owned subsidiary of FMR Corporation. Also includes 180,211 shares held by Fidelity International Limited. Pursuant to a Schedule 13G filed on February 14, 2006, the signatories to such Schedule 13G state that although they believe that FMR Corporation and Fidelity International limited are not acting as a “group” for purposes of Section 13(d) of the Securities and Exchange Act of 1934, they have reported their beneficial ownership on a voluntary basis. The address for these stockholders is 82 Devonshire Street, Boston, MA 02109. Edward C. Johnson 3d controls the voting power of FMR Corporation by holding 49% of its common stock and pursuant to a voting agreement. A partnership controlled by Mr. Johnson controls 38% of the total voting stock of Fidelity International Limited.

(17)	Includes 1,227,600 shares owned by Artisan Partners Limited Partnership, of which Artisan Investment Corporation is the general partner. Andrew and Caroline Ziegler are principal shareholders of Artisan Investment Corporation. The address of this stockholder is 875 E. Wisconsin Street, Milwaukee, WI 53202.

(18)	Includes 1,067,000 shares owned by Waddell & Reed Investment Management Company and 114,000 shares owned by Ivy Investment Management Company. Each are indirect subsidiaries wholly-owned by Waddell & Reed Financial. The address of these stockholders is 6300 Lamar Avenue, Overland Park, KS 66202.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information with respect to our compensation plans, all of which have been approved by our stockholders, under which equity securities of the Company are authorized for issuance.

Number of Securities
Number of Securities	Weighted-Average	Remaining Available for Future Issuance
to be Issued Upon	Exercise Price of	Under Equity Compensation Plans
Exercise of Outstanding Options,	Outstanding Options,	(Excluding Securities
Warrants and Rights(a)	Warrants and Rights(b)	Reflected in Column(a))(c)

3,149,373	$11.60 per share	1,735,275

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pharma market, LLC

We own 20% of the membership interests of Pharma market, LLC, a provider of staffing services. Patrick K. Donnelly is a director of Pharma market. David W. Dockhorn owns 4.8% of the membership interests in Pharma market. In addition, The Robert J. Dockhorn Revocable Trust owns 4.8% of the membership interests of Pharma market. Robert J. Dockhorn is the father of David W. Dockhorn. We paid approximately $165,900 to Pharma eMarket for staffing services rendered to us in 2005.

Leased Facilities from Dockhorn Properties, LLC

Since 1997, we have leased three buildings from Dockhorn Properties, L.L.C. David W. Dockhorn holds a 5% membership interest in Dockhorn Properties, L.L.C. For one building, the lease term expires on December 31, 2009, with a five year renewal option. For the other two buildings, the lease expired on June 30, 2005. The lease features fixed annual rent increases of approximately 2.7%. From 1997 until September 30, 2004, we leased certain facilities from the Beverly W. Dockhorn Revocable Trust. Beverly W. Dockhorn is Dr. Dockhorn’s mother. We paid rents under the leases of approximately $1.1 million in 2005 and $1.6 million in 2004.

Registration Rights Agreement

Certain of our stockholders have entered into a registration rights agreement with us, under which they may require us at any time to file a registration statement under the Securities Act to register the sale of shares of our common stock, subject to certain limitations. We are required to pay all registration expenses in connection with the first six of these demand registrations under the registration rights agreement. The exercise of a demand registration right, when made, entitles the other existing stockholders to notice of the registration and allows them to include their shares of common stock in the registration. Our registration rights agreement also grants “piggyback” registration rights in connection with registered offerings of common stock that we initiate, for which we must pay all expenses. See Item 1A. “Risk Factors — Risks Related to Our Common Stock — The sale of a substantial number of our shares of common stock in the public market could reduce the market price of our shares, which in turn could negatively impact your investment in us.”

Stockholders Agreements

We have entered into agreements with certain stockholders that contain provisions requiring certain of our stockholders to submit to a sale of PRA upon the satisfaction of stated conditions; allow all stockholders to participate in certain transfers proposed by the majority stockholders; provide a right of first refusal in our favor and in favor of certain of our stockholders with respect to sales by certain of our stockholders; grant preemptive rights to certain stockholders should we undertake to issue new securities upon certain conditions being met; and in some instances grant “piggyback” registration rights under the registration rights agreement described above.

Nomination of Directors

Under an agreement we entered into with Genstar Capital Partners III, L.P., and Stargen III, L.P., each of Genstar and Stargen has the right to elect one of our directors so long as it holds any shares of our common stock.

Employment Agreements

We have employment agreements with certain of our named executive officers, as described above in “Employment Agreements.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to the Independent Auditors

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2004 and 2005, and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods.

	2004	2005

Audit Fees	$393,845	$839,503
Audit-Related Fees	$575,000	$94,573
Tax Fees	$13,900	$—
All Other Fees	—	—

Total	$982,745	$934,076

All of the fees listed above were approved under the approval provisions of paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. The fees listed above under “Audit Fees” relate to the integrated audit of our annual financial statement and internal control over financial reporting for the year ended December 31, 2005, including services for the reviews of the financial statements included in our quarterly reports filed on Form 10-Q for the 2005 period, and for services in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2004. The fees listed above under “Audit-Related Fees” relate to services in connection with our Form S-1 filing for our initial public offering dated November 17, 2004, services in connection with our follow on offering and other transaction support in 2005 and the audit of our employee benefit plan for 2004 and 2005. There were no other fees billed by PricewaterhouseCoopers LLP relating to any other services. The audit committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of PricewaterhouseCoopers LLP.

The audit committee is responsible for appointing our independent registered public accounting firm and overseeing the services it provides to us. The audit committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm. Under this policy, the audit committee has specified categories of audit services, audit-related services and tax services that are pre-approved, subject to appropriate documentation and other requirements. In addition, the audit committee has specified categories of other services that our independent registered public accounting firm is precluded from providing to us.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Allowance for Doubtful Accounts
Balance at December 31, 2002	$2,948
Provisions	4,851
Write-offs/Recoveries	(3,219)

Balance at December 31, 2003	4,580
Provisions	1,914
Write-offs/Recoveries	(1,597)

Balance at December 31, 2004	4,897
Provisions	(123)
Write-offs/Recoveries	(78)

Balance at December 31, 2005	$4,696

Income Tax Valuation Allowance
Balance at December 31, 2002	3,496
Provisions	7,117
Releases	(2,344)

Balance at December 31, 2003	8,269
Provisions	569
Releases	(2,539)

Balance at December 31, 2004	6,299
Provisions	—
Releases	(5,458)

Balance at December 31, 2005	$841

PRA INTERNATIONAL AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PRA International:

We have completed an integrated audit of PRA International’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of PRA International and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

McLean, Virginia
March 3, 2006

PRA INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2005
	(Dollars in thousands, except per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$65,888	$73,640
Marketable securities	24,500	—
Accounts receivable and unbilled services, net	84,480	85,426
Prepaid expenses and other current assets	5,844	8,678
Deferred tax assets	5,069	663

Total current assets	185,781	168,407
Fixed assets, net	21,661	26,906
Goodwill	101,340	106,748
Other intangibles, net of accumulated amortization of $5,234 and $6,307 as of December 31, 2004, and 2005, respectively	25,409	24,530
Other assets	3,153	2,773

Total assets	$337,344	$329,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,040	$21,640
Accrued expenses	32,437	34,523
Income taxes payable	11,875	7,782
Advance billings	114,801	62,651
Capital leases, current portion	150	51

Total current liabilities	174,303	126,647
Deferred tax liability	9,349	7,499
Other liabilities	3,238	6,343
Capital leases	75	9

Total liabilities	186,965	140,498

Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock $0.01 par value; 36,000,000 shares authorized as of December 31, 2004 and 2005; 22,337,822 and 22,915,896 shares issued and outstanding as of December 31, 2004 and 2005, respectively	223	229
Treasury stock	(93)	(93)
Additional paid-in capital — common stock	124,737	130,338
Accumulated other comprehensive income	2,858	3,515
Retained earnings	22,654	54,877

Total stockholders’ equity	150,379	188,866

Total liabilities and stockholders’ equity	$337,344	$329,364

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands, except per share amounts)

Revenue
Service revenue	$247,888	$277,479	$294,739
Reimbursement revenue	42,109	30,165	31,505

Total revenue	289,997	307,644	326,244
Operating expenses
Direct costs	126,501	134,067	136,572
Reimbursable out-of-pocket costs	42,109	30,165	31,505
Selling, general, and administrative	80,585	90,139	95,827
Option purchase	—	3,713	—
Employee per option bonus related to tender	—	2,738	—
Depreciation and amortization	8,967	9,691	11,156
Management fee	800	704	—

Income from operations	31,035	36,427	51,184
Interest expense	(7,190)	(4,023)	(467)
Interest income	334	380	1,648
Other expenses, net	(4,023)	(38)	(1,137)

Income before income taxes	20,156	32,746	51,228
Provision for income taxes	6,909	11,997	19,005

Net income	$13,247	$20,749	$32,223

Net income per share
Basic	$0.83	$1.13	$1.43
Diluted	$0.71	$1.02	$1.32

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND OTHER COMPREHENSIVE INCOME

							Additional	Additional
							Paid-In	Paid-In	Notes	Accumulated	Retained		Other
							Capital —	Capital —	Receivable	Other	Earnings/		Comprehensive
	Common Stock		Exchangeable Shares		Treasury Stock		Common	Exchangeable	from	Comprehensive	(Accumulated		Income/
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Stockholders	Income/(Loss)	Deficit)	Total	(Loss)

Balance as of December 31, 2002	14,757,932	148	1,115,796	11	—	—	46,096	7,102	(401)	623	5,509	59,088
Issuance of common stock in connection with purchase business combination	156,824	2	—	—	—	—	1,174	—	—	—	—	1,176
Exercise of common stock options	115,088	1	—	—	—	—	36	—	—	—	—	37
Exercise of warrants	243,200	2	—	—	—	—	—	—	—	—	—	2
Net income	—	—	—	—	—	—	—	—	—	—	13,247	13,247	$13,247
Other comprehensive income
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	908	—	908	908
Fair market value adjustments on interest rate agreement, net of tax	—	—	—	—	—	—	—	—	—	107	—	107	107

Comprehensive income													$14,262

Balance as of December 31, 2003	15,273,044	$153	1,115,796	$11	—	$—	$47,306	$7,102	$(401)	$1,638	$18,756	$74,565
Issuance of common stock for cash and stock	14,116	—	—	—	—	—	150	—	—	—	—	150
Exercise of common stock options	1,212,174	12	—	—	—	—	2,766	—	(1,777)	—	—	1,001
Exercise of warrants	729,596	7	—	—	—	—	(6)	—	—	—	—	1
Purchase of treasury stock	(14,216)	—	—	—	14,216	(93)	—	—	—	—	—	(93)
Declaration of dividends	—	—	—	—	—	—	—	—	—	—	(16,851)	(16,851)
Net income	—	—	—	—	—	—	—	—	—	—	20,749	20,749	$20,749
Interest on notes receivable from stockholders	—	—	—	—	—	—	—	—	(113)	—	—	(113)
Payment on notes receivable from stockholders	—	—	—	—	—	—	—	—	2,291	—	—	2,291
Issuance of common stock in connection with initial public offering, net of $6,564 in fees	4,007,312	40	—	—	—	—	67,419	—	—	—	—	67,459
Transfer of exchangeable shares	1,115,796	11	(1,115,796)	(11)	—	—	7,102	(7,102)	—	—	—	—
Other comprehensive income
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	1,175	—	1,175	1,175
Fair market value adjustments on interest rate agreement, net of tax	—	—	—	—	—	—	—	—	—	45	—	45	45

Comprehensive income													$21,969

Balance as of December 31, 2004	22,337,822	$223	—	$—	14,216	$(93)	$124,737	$—	$—	$2,858	$22,654	$150,379

Exercise of common stock options	578,074	6	—	—	—	—	3,215	—	—	—	—	3,221
Net income	—	—	—	—	—	—	—	—	—	—	32,223	32,223	$32,223
Issuance costs related to public offerings	—	—	—	—	—	—	(600)	—	—	—	—	(600)
Stock option tax benefit	—	—	—	—	—	—	2,986	—	—	—	—	2,986
Other comprehensive income
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	687	—	687	687
Fair market value adjustments on interest rate agreement, net of tax	—	—	—	—	—	—	—	—	—	(30)	—	(30)	(30)

Comprehensive income													$32,880

Balance as of December 31, 2005	22,915,896	$229	$—	$—	14,216	$(93)	$130,338	$—	$—	$3,515	$54,877	$188,866

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands)

Cash flow from operating activities
Net income	$13,247	$20,749	$32,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,967	9,691	11,156
Provision for doubtful receivables	4,851	1,914	(123)
Amortization of debt discount	1,642	—	—
Provision for deferred income taxes	(3,997)	2,606	2,354
Debt issuance costs write-off	750	1,241	—
Changes in assets and liabilities:
Accounts receivable and unbilled services	(18,538)	15,373	(3,057)
Prepaid expenses and other assets	408	1,226	(2,465)
Accounts payable and accrued expenses	(4,873)	7,793	11,022
Income taxes	(481)	12,150	(3,677)
Advance billings	82	(1,107)	(48,910)

Net cash provided by (used in) operating activities	2,058	71,636	(1,477)

Cash flow from investing activities
Purchase of fixed assets	(8,140)	(8,781)	(13,349)
Disposal of fixed assets	540	1,131	196
Purchase of marketable securities	—	(24,500)	(22,375)
Proceeds from sale of marketable securities	—	—	46,875
Cash paid for acquisitions, net of cash acquired	(1,999)	(200)	(7,331)

Net cash (used in) provided by investing activities	(9,599)	(32,350)	4,016

Cash flow from financing activities
Proceeds from issuance of debt	69,700	5,000	—
Repayment of debt and capital leases	(43,710)	(65,275)	(166)
Proceeds from initial public offering, net of issuance costs	—	67,020	—
Issuance costs related to public offerings	—	—	(600)
Issuance of stockholder notes receivable	—	(1,777)	—
Stockholder receivable payment	—	2,178	—
Payment of dividends	—	(16,852)	—
Purchase of treasury stock	—	(93)	—
Stock option tax benefit	—	—	2,986
Proceeds from stock option and warrant exercises	38	3,369	3,221

Net cash provided by (used in) financing activities	26,028	(6,430)	5,441
Effect of exchange rate on cash and cash equivalents	43	704	(228)

Increase in cash and cash equivalents	18,530	33,560	7,752
Cash and cash equivalents at beginning of period	13,798	32,328	65,888

Cash and cash equivalents at end of period	$32,328	$65,888	$73,640

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

In June, 2005, the Company completed a secondary offering selling approximately 8.3 million shares of existing shareholders’ shares. The Company did not receive cash for this transaction and incurred approximately $0.6 million of costs.

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

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents is approximately $0.5 million of restricted cash which is reserved for a contingent payment to certain shareholders of a recent acquisition provided certain predetermined operating targets are achieved over the next 18 months.

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

Fixed Assets

Fixed assets and software purchased or developed for internal use are recorded at cost and are depreciated on a straight-line basis over the following estimated useful lives:

Furniture, fixtures, and equipment	5-7 years
Computer hardware and software	3-7 years
Leasehold improvements	Ten years or the life of the lease

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived asset groups, including furniture and equipment, computer hardware and software, leasehold improvements, and other finite-lived intangibles, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The Company’s primary measure of fair value is based on discounted cash flows. The measurement of impairment requires the Company to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Goodwill and Other Intangibles

The Company follows Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), whereby goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Separate intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. No impairments were identified during the years ended December 31, 2003, 2004, and 2005.

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

A majority of the Company’s contracts undergo modifications over the contract period and the Company’s contracts provide for these modifications. During the modification process, the Company recognizes revenue to the extent it incurs costs, provided client acceptance and payment is deemed reasonably assured.

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

Significant Customers

Service revenue from individual customers greater than 10% of consolidated service revenue; in the respective periods were as follows:

	Year Ended
	December 31,
	2003	2004	2005

Customer A	11%	16%	15%
Customer B	10%	12%	10%

Due to the nature of the Company’s business and the relative size of certain contracts, it is not unusual for a significant customer in one year to be insignificant in the next. However, it is possible that the loss of any single significant customer could have a material adverse effect on the Company’s results from operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of December 31, 2005 substantially all of the Company’s cash and cash equivalents were held in or invested with domestic banks. Accounts receivable include amounts due from

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pharmaceutical and biotechnology companies. Accounts receivable from individual customers that are equal to or greater than 10% of consolidated accounts receivable in the respective periods were as follows:

	As of
	December 31,
	2004	2005

Customer A	14%	16%
Customer B	13%	*
Customer C	*	11%

*	Less than 10% of consolidated accounts receivable and unbilled services as of the end of each period.

The Company establishes an allowance for potentially uncollectible receivables. In management’s opinion, there is no additional material credit risk beyond amounts provided for such losses.

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of the period. Equity activities are translated at the spot rate effective at the date of the transaction. Revenue and expense accounts and cash flows of these operations are translated at average exchange rates prevailing during the period the transactions occurred. Translation gains and losses are included as an adjustment to the accumulated other comprehensive income account in stockholders’ equity. Transaction gains and losses are included in other income (expenses), net, in the accompanying Consolidated Statements of Operations. The Company recorded net transaction losses of $4.1 million, net transaction gains of $0.5 million, and net transaction losses of $1.2 million during the years ended December 31, 2003, 2004, and 2005, respectively.

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

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended by SFAS No. 148. Had compensation cost been determined based on the stock’s fair market value at the grant dates for awards under the Company’s stock option plan in accordance with FAS No. 123, the Company’s net income would have been as follows:

	Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands, except per share amounts)

Net income, as reported	$13,247	$20,749	$32,223
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(470)	(637)	(1,909)

FAS No. 123 pro forma net income	$12,777	$20,112	$30,314

Basic net income per share, as reported	$0.83	$1.13	$1.43
Basic net income per share, pro forma	$0.80	$1.09	$1.35
Diluted net income per share, as reported	$0.71	$1.02	$1.32
Diluted net income per share, pro forma	$0.68	$0.99	$1.24

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of the options granted and assumptions used to derive the fair values are set forth in the following table:

	Year Ended December 31,
	2003	2004	2005

Weighted-average fair value of options granted	$0.75	$5.29	$10.91
Risk-free rate	2.54	3.25%	3.96%
Expected life, in years	4.0	4.6	5.0
Dividend yield	0%	0%	0%
Volatility	0%	25.23%	39.6%

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

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2003, 2004, and 2005 are summarized as follows:

	2003	2004	2005
	(Dollars in thousands)

Cash paid for taxes	$11,666	$3,890	$17,989

Cash paid for interest	$4,980	$2,630	$213

In 2005 there was a payment deferral of $2.7 million stemming from the purchase of certain software. This amount will be paid over the next 37 months.

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt SFAS 123(R) on January 1, 2006 using the prospective method as described in SFAS No. 148 and is currently in the process of evaluating an acceptable option valuation model. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company will adopt Statement 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation costs for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company expects pre-tax stock-based compensation in fiscal year 2006 to be approximately $4.0 — $4.5 million (unaudited).

In June of 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cumulative effect of changing to the new accounting principle. The Company does not believe that the adoption of SFAS 154 will have a material effect on its financial position, results of operations or cash flows.

Reclassification

Certain prior year amounts have been reclassified to conform with current year’s presentation.

(2)	Acquisitions

During the second quarter of 2005, we acquired all of the outstanding equity of GMG BioBusiness Ltd (GMG) and Regulatory/Clinical Consultants, Inc. (RxCCI). GMG and RxCCI enhanced our existing multinational service offerings in our Global Regulatory Affairs group. We paid approximately $7.3 million in aggregate cash for both operations. There were no material acquisitions during 2004.

(3)	Marketable securities

The Company had short-term investments in Auction Rate Securities, (ARS), at December 31, 2004. ARS generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments are classified as short-term investments. The Company’s short-term investments were classified as available-for-sale securities due to management’s intent regarding these securities. As of December 31, 2004, there were no unrealized gains or losses associated with these investments and the adjusted fair market value equaled the adjusted cost. There were no remaining outstanding marketable securities at December 31, 2005.

(4)	Accounts receivable and unbilled services

Accounts receivable and unbilled services include service revenue, reimbursement revenue, and amounts associated with work performed by investigators (dollars in thousands):

	As of December 31,
	2004	2005

Accounts receivable	$59,384	$45,933
Unbilled services	29,993	44,189

	89,377	90,122
Less: Allowance for doubtful accounts	(4,897)	(4,696)

	$84,480	$85,426

(5)	Fixed assets

Fixed assets consisted of the following (dollars in thousands):

	As of December 31,
	2004	2005

Leasehold improvements	$4,714	$4,449
Computer hardware and software	30,473	37,080
Furniture and equipment	9,856	10,308
Less: Accumulated depreciation and amortization	(23,382)	(24,931)

	$21,661	$26,906

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense for the years ended December 31, 2003, 2004 and 2005 were $7.2 million, $8.8 million and $10.1 million, respectively.

(6)	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2005 were as follows (dollars in thousands):

Carrying amount as of December 31, 2003	$100,937
Foreign currency exchange rate changes	403

Carrying amount as of December 31, 2004	101,340
Acquisitions	5,866
Foreign currency exchange rate changes	(458)

Carrying amount as of December 31, 2005	$106,748

Other intangibles consist of the following (dollars in thousands):

	Weighted
	Average	As of December 31, 2004			As of December 31, 2005
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(In Years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Non-compete and other agreements	2	$2,776	$2,442	$334	$2,504	$2,413	$91
Customer relationships	10	7,897	2,319	5,578	8,492	3,420	5,072
Trade names	Indefinite	19,970	473	19,497	19,841	474	19,367

		$30,643	$5,234	$25,409	$30,837	$6,307	$24,530

Amortization expense related to other intangibles was approximately $1.4 million, $0.9 million and $1.1 million for 2003, 2004 and 2005, respectively. For each of the next five years, amortization expense relating to the identified intangibles is expected to be $0.9 million for 2006 and $3.4 million for the four year period from 2007 through 2010.

(7)	Accrued expenses

Accrued expenses consisted of the following (dollars in thousands):

	As of December 31,
	2004	2005

Accrued payroll and related expenses	$20,503	$20,909
Accrued expenses	15,172	19,957

	35,675	40,866
Less current portion of accrued expenses	(32,437)	(34,523)

	$3,238	$6,343

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Capital Leases

Capital leases consisted of the following (dollars in thousands):

	As of December 31,
	2004	2005

Obligations under capital leases	$225	$60
Less current portion	(150)	(51)

	$75	$9

Credit Agreement

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

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a LIBOR rate plus, in each case, an applicable margin. The base rate is a fluctuating interest rate equal to the higher of (a) the prime rate and (b) the overnight federal funds rate plus 0.50%. The Company may choose interest periods of 1, 2, 3 or 6 months. In addition, the Company is required to pay to the lenders under the facility a commitment fee of 0.25% or 0.375% per annum for unused commitments depending on the Company’s leverage ratio. Voluntary prepayments of loans and voluntary reductions in the unused commitments under the Credit Facility are permitted in whole or in part, in minimum amounts and subject to certain other limitations. The facility is unsecured, but the Company has granted a pledge on its assets and those of its subsidiaries that guarantees the facility for the benefit of the lenders under the facility. The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio, and a minimum net worth. As of December 31, 2005, the Company was in compliance with all of the covenants of the revolving credit agreement. Approximately $1.2 million and $0.2 million of deferred financing costs were expensed as of December 31, 2004 and 2005, respectively, as a result of the refinancing.

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Income Taxes

The provision for income taxes was as follows (dollars in thousands):

	Year Ended December 31,
	2003	2004	2005

Current:
Federal	$6,201	$6,303	$8,885
State	1,390	2,086	1,325
Foreign	3,315	1,215	7,472

Total current	10,906	9,604	17,682

Deferred:
Federal	(3,344)	5,973	1,231
State	(554)	68	181
Foreign	255	(1,678)	1,144
Valuation allowance	(354)	(1,970)	(1,233)

Total deferred	(3,997)	2,393	1,323

	$6,909	$11,997	$19,005

The foreign subsidiaries are taxed separately in their respective jurisdictions. As of December 31, 2005, the Company had cumulative foreign net operating loss carry forwards of approximately $9.3 million of which approximately $5.6 million was generated by Canadian subsidiaries. During 2005 approximately $2.2 million of net operating loss carry forwards were realized. Included in this amount was $0.8 million in net operating loss carry forwards derived from acquisitions which were recognized and recorded as reductions in the related goodwill balance. During 2006, certain Canadian subsidiaries were amalgamated and the potential realization of the net operating loss carry forwards were enhanced.

The carry forward periods for the Company’s net operating loss carry forwards vary from five years to an indefinite number of years depending on the jurisdiction. The Company’s ability to offset future taxable income with the foreign net operating loss carry forwards may be limited in certain instances, including changes in ownership.

The cumulative amount of undistributed earnings of foreign subsidiaries for which the Company has not provided U.S. income taxes at December 31, 2005 was approximately $35.4 million. No provision has been made for the additional taxes that would result from the distribution of earnings of foreign subsidiaries since such earnings are deemed to have been permanently invested in the foreign operations.

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes results in effective tax rates that differ from the expected tax provision or benefit at the U.S. federal statutory rate as follows:

	Year Ended
	December 31,
	2003	2004	2005

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	4.2	4.4	2.0
Nondeductible expenses	1.9	1.0	1.0
Changes in valuation allowance for foreign net operating losses, net	(3.1)	(4.2)	(2.7)
Other	(3.7)	0.4	1.8

Effective income tax rate	34.3%	36.6%	37.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Significant components of the Company’s deferred taxes were as follows (dollars in thousands):

	December 31,
	2004	2005

Foreign operating loss carry forwards	$6,299	$1,137
Prepaid items	(557)	(960)
Accruals and reserves	5,957	6,263
Identified intangibles	(8,328)	(8,617)
Depreciation	(2,869)	(505)
Deferred revenue	1,600	(3,313)
Valuation allowance	(6,299)	(841)

Net deferred tax liability	$(4,197)	$(6,836)

In determining the extent to which a valuation allowance for net deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry back opportunities, and other tax planning strategies. The valuation allowance at December 31, 2004 and December 31, 2005, relates to foreign net operating losses. Due in part to the inconsistent earnings and profits of certain foreign subsidiaries over the last three years, the Company believes that it is more likely than not that the deferred tax asset related to these foreign net operating losses will not be realized. If in the future, the Company determines that utilization of these deferred tax assets related to the foreign net operating losses becomes more likely than not, the Company will reduce the valuation allowance at that time.

(10)	Stockholders’ Equity

Authorized Shares

The Company is authorized to issue up to forty million shares of stock, of which thirty-six million have been designated as common stock and four million have been designated as preferred stock.

Common Stock Warrants

The Company issued a warrant to each holder of subordinated notes payable. The warrants were immediately exercisable upon issuance into 972,796 shares of common stock of the Company, and had an exercise price of $0.01 per share. The fair value of these warrants were $2.0 million and were recorded as additional debt discount which was amortized as additional interest expense. The unamortized debt discount of $1.3 million was charged to

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest expense upon the repayment of the subordinated notes payable in 2003. In 2003 and 2004 the warrants were exercised and shares of common stock were issued.

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

Secondary Offering

In June, 2005, the Company completed a secondary offering selling approximately 8.3 million shares of existing shareholders’ shares. The Company did not receive cash for this transaction and incurred approximately $0.6 million of costs.

Stockholders’ Agreement

The Company and its stockholders are party to an agreement which, among other provisions, provides the Company with the right, in certain instances, to repurchase shares owned by stockholders and affords certain stockholders with security registration rights.

Employee Stock Purchase Plan

In June 2005, the Company established an Employee Stock Purchase Plan (ESPP) which became effective on October 1, 2005. The Company has reserved 250,000 shares of the Company’s common stock for issuance under the ESPP. As of December 31, 2005, there were 244,594 shares of common stock available for issuance. The ESPP has four three-month offering periods (each an “Offering Period”) annually, which begin on the first day of each calendar quarter, beginning October 1, 2005. Eligible employees can elect to contribute, on an after-tax basis, 1% to 10% of their pre-tax compensation during each payroll period of an Offering Period. At the end of an Offering Period, the contributions made by an eligible employee for that Offering Period will be used to purchase common stock of the Company at a price equal to 90% of the reported closing price of the Company’s common stock on the last day of the offering period.

During 2005, 5,406 shares were issued under the ESPP and the Company’s contribution and expenses incurred in administering the ESPP totaled approximately $11,000. The ESPP will be submitted to the stockholders for approval in 2006.

Management Stock Purchase Plan

In November 2004, the Company established, under its 2004 Incentive Award Plan, a Management Stock Purchase Plan (the “MSPP”) which became effective on January 1, 2005. Under the MSPP, eligible employees can elect to receive up to 50% of their annual incentive compensation in the form of Restricted Stock Units (Units). These Units represent the right to receive one share of common stock after vesting. The number of Units received by a participant is based on the per share closing price of the Company’s common stock on the annual bonus payment date, which is divided into the amount of bonus forgone by the participant to determine the number of Units. The Company will issue additional Units to match those received by the employee. All Units vest 100% after 3 years of

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continuous employment, and vested shares of our common stock are issued to participants upon vesting. During 2005, no Units were issued under the plan.

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

Options generally vest over a four-year period and expire not more than ten years from the date of grant. As of December 31, 2005, there were 1,735,275 authorized and unissued options available for issuance.

The following table summarizes the Company’s stock option activity:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2003	5,106,024	$3.69
Granted	1,102,500	16.50
Exercised	(1,346,647)	2.40
Repurchased	(843,260)	2.25
Expired/forfeited	(619,636)	4.24

Outstanding at December 31, 2004	3,398,981	8.46
Granted	537,500	26.85
Exercised	(578,074)	5.57
Expired/forfeited	(209,034)	16.19

Outstanding at December 31, 2005	3,149,373	$11.60

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding options outstanding and exercisable as of December 31, 2005:

	Options Outstanding
		Weighted-		Options Exercisable
	Number	Average	Weighted-	Number	Weighted-
	Outstanding as	Remaining	Average	Exercisable as	Average
	of December 31,	Contractual	Exercise	of December 31,	Exercise
Range of Exercise Price	2005	Life in Years	Price	2005	Price

$ 0.19 - $ 3.03	114,211	2.06	$1.85	114,211	$1.85
3.04 - 6.06	885,592	2.41	3.30	877,592	3.29
6.07 - 9.09	769,419	3.89	7.02	542,419	6.83
9.10 - 12.12	148,900	5.10	10.63	28,900	10.63
12.13 - 15.16	155,000	5.38	13.13	20,000	13.06
15.17 - 21.22	588,751	5.88	19.00	142,482	19.00
21.23 - 24.25	177,500	6.09	24.21	—	—
24.26 - 27.28	97,500	6.69	25.78	—	—
27.29 - 30.31	212,500	6.78	30.09	—	—

	3,149,373	4.32	$11.60	1,725,604	$5.84

The following table sets forth the weighted-average shares used to compute the basic and diluted earnings per share.

	Year Ended December 31,
	2003	2004	2005

Weighted-average common shares outstanding — basic	15,965,408	18,442,313	22,527,108
Effect of stock options and warrants	2,700,604	1,887,539	1,862,484

Weighted-average common shares outstanding — diluted	18,666,012	20,329,852	24,389,592

Excluded from the calculation of earnings per diluted share were 0, 0, and 212,500 shares during 2003, 2004, and 2005, respectively.

(12)	Commitments and Contingencies

Operating Leases

The Company leases office space under operating lease agreements expiring in various years through 2020. The Company has sublease agreements for certain facilities to reduce rent expense and accommodate expansion needs. The subleases expire in various years through 2010. Sublease rental income of $0.8 million, $1.5 million, and $1.3 million was recorded as a reduction of rent expense during each of the years ended December 31, 2003, 2004, and 2005, respectively. The Company also leases certain office equipment under operating leases expiring in various years through 2012.

Rent expense under non-related party operating leases, net of sublease rental income, for the years ended December 31, 2003, 2004, and 2005 was approximately $9.8 million, $12.7 million, and $11.5 million respectively.

The Company leased operating facilities from a related party under three leases which expired in July 2005. The Company vacated two of the three buildings under these leases. During 2005, the Company entered into a new lease agreement for one of the buildings with the same related party and that lease expires in December 2009. The leases feature fixed annual rent increases of approximately 2.7%. Rental expense under these leases was approximately $1.4 million, $1.6 million, and $1.1 million for the years ended December 31, 2003, 2004, and 2005 respectively.

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease commitments on non-cancelable operating leases are as follows (dollars in thousands):

			Sublease
	Related		Rental
Year Ending December 31,	Party	Other	Income	Net Total

2006	$434	$16,531	$(1,501)	$15,464
2007	446	14,534	(628)	14,352
2008	458	13,933	(553)	13,838
2009	470	13,424	(553)	13,341
2010	—	13,750	(553)	13,197
Thereafter	—	56,294	—	56,294

	$1,808	$128,466	$(3,788)	$126,486

Employment Agreements

The Company has entered into employment and non-compete agreements with certain management employees. In the event of termination of employment for certain instances, employees will receive severance payments for base salary and benefits for a specified period (six months for vice presidents, nine months for senior vice presidents, twelve months for executive vice presidents and fifteen months for the president and chief executive officer). Each employment agreement also contains provisions that restrict the employees’ ability to compete directly with the Company for a comparable period after employment terminates. In addition, stock option grant agreements for these employees provide the Company with the right to repurchase from the employee, or the employee with the right to sell to the Company, stock owned by the employee in certain limited instances of termination.

Legal Proceedings

In September 2005, the International Chamber of Commerce, International Court of Arbitration (the “Court”) decided an arbitration proceeding with Cell Therapeutics, Inc. (formerly Novuspharma S.p.A related to a dispute over the performance of clinical trial services. The Court awarded 317,156 Euros plus interest to the Company for unpaid services and expenses. The Court awarded 892,080 Euros plus interest to Cell Therapeutics, Inc. for damages and refunds of prior payments. As a net amount, we paid Novuspharma a total amount of approximately 560,000 Euros (inclusive of interest) as the final award.

The Company is involved in legal proceedings from time to time in the ordinary course of its business, including employment claims and claims related to other business transactions. Although the outcome of such claims is uncertain, management believes that these legal proceedings will not have a material adverse effect on the financial condition or results of future operations of the Company.

Insurance

The Company currently maintains insurance for risks associated with the operation of its business, provision of professional services, and ownership of property. These policies provide coverage for a variety of potential losses, including, without limitation, loss or damage to property, bodily injury, general commercial liability, professional errors and omissions, and medical malpractice. The Company’s retentions and deductibles associated with these insurance policies range from $5,000 to $250,000.

Employee Health Insurance

The Company is self-insured for health insurance for employees within the United States. The Company maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.15 million per member per

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year. As of December 31, 2004 and 2005, the Company maintained a reserve of approximately $1.25 million and $1.5 million, respectively, included in other accrued expense on the consolidated balance sheets, to cover open claims and estimated claims incurred but not reported.

(13)	Employee Benefit Plan

The Company maintains a 401(k) Plan (the “Plan”) in the United States, which covers substantially all employees of its U.S. subsidiary. Eligible employees may contribute up to 20% of their pre-tax salary, and the Company will match a maximum of 50% of employee contributions up to 6% of base salary. The employer contributions to the Plan were approximately $1.5 million and $1.7 million for the years ended December 31, 2004 and 2005, respectively.

(14)	Lease Termination

In November 2004, the Company relocated its corporate headquarters to Reston, Virginia and vacated its leased building in McLean, Virginia and recorded a $1.3 million charge for the remaining lease payments net of estimated sublease which was increased by $0.2 million in 2005.

In 2003, the Company closed its Cambridge, England office and recorded an expense of $2.6 million. In 2005, the Company terminated this lease and paid $1.7 million.

(15)	Related-Party Transactions

As described in Note 12, the Company leases one operating facility from a related party as of December 2005.

Prior to the initial public offering in November 2004, the Company paid management fees to its majority stockholder. The fees were $0.8 million and $0.7 million for the years ended December 31, 2003 and 2004, respectively. The management fee arrangement was terminated.

During 2004, the Company received secured promissory notes from six officers of the Company totaling approximately $1.8 million. These were recourse notes that were secured by the common stock of the Company. Prior to the Company’s initial public offering these amounts were paid in full.

(16)	Segment Reporting — Operations by Geographic Area

The Company’s operations consist of one reportable segment, which represents management’s view of the Company’s operations based on its management and internal reporting structure. The following table presents certain enterprise-wide information about the Company’s operations by geographic area (dollars in thousands):

	Year Ended December 31,
	2003	2004	2005

Service revenue
North America	$191,977	$200,409	$199,323
Europe	52,101	70,715	86,487
Other	3,810	6,355	8,929

	$247,888	$277,479	$294,739

Long-lived assets
North America	$135,140	$133,738	$143,298
Europe	16,280	16,512	16,448
Other	1,222	1,313	1,211

	$152,642	$151,563	$160,957

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)	Quarterly Financial Data

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Service revenue	$66,830	$69,130	$70,311	$71,208
Direct costs	32,771	33,304	32,814	35,178
Selling, general, and administrative	21,993	21,811	23,576	22,759
Depreciation and amortization	2,337	2,358	2,355	2,641
Income from operations	4,265	11,136	10,964	10,062
Net income (loss)	2,357	7,534	5,967	4,891
Net income (loss) per share:
Basic	$0.13	$0.42	$0.33	$.25
Diluted	$0.12	$0.37	$0.29	$.22
FTE’s(1)	2,211	2,229	2,274	2,299

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Service revenue	$73,592	$76,031	$75,567	$69,548
Direct costs	35,277	34,159	34,537	32,599
Selling, general, and administrative	24,380	25,290	24,654	21,503
Depreciation and amortization	2,776	2,847	2,856	2,677
Income from operations	11,159	13,735	13,520	12,770
Net income	6,958	8,555	9,209	7,501
Net income per share:
Basic	$0.31	$0.38	$0.41	$.33
Diluted	$0.28	$0.35	$0.38	$.31
FTE’s(1)	2,309	2,286	2,281	2,314

(1)	Represents the average or mathematical number of full time equivalent employees for the stated period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA INTERNATIONAL

By:	/s/ Patrick K. Donnelly
Name: Patrick K. Donnelly
Title: Chief Executive Officer

Dated: March 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick K. Donnelly Patrick K. Donnelly	President and Chief Executive Officer	March 3, 2006

/s/ J. Matthew Bond J. Matthew Bond	Executive Vice President and Chief Financial Officer, Assistant Treasurer and Assistant Secretary	March 3, 2006

/s/ David G. Mathews, III David G. Mathews, III	Vice President and Controller	March 3, 2006

/s/ Jean-Pierre L. Conte Jean-Pierre L. Conte	Director	March 3, 2006

/s/ Melvin D. Booth Melvin D. Booth	Director	March 3, 2006

/s/ Robert E. Conway Robert E. Conway	Director	March 3, 2006

/s/ Judith A. Hemberger Judith A. Hemberger	Director	March 3, 2006

/s/ Armin Kessler Armin Kessler	Director	March 3, 2006

/s/ Robert J. Weltman Robert J. Weltman	Director	March 3, 2006

Exhibit Index

Exhibit No		Description of Exhibit

3	.1(1)	Second Amended and Restated Certificate of Incorporation of PRA International

3	.2(1)	Amended and Restated Bylaws of PRA International

4	.1(1)	2001 Stock Option Plan

4	.2(1)	1997 Stock Option Plan

4	.3(1)	1993 Stock Option Plan, as amended and restated

4	.4(2)	PRA International 2005 Employee Stock Purchase Plan

4	.5(3)	2004 Incentive Award Plan

10	.1(4)	Credit Agreement by and among PRA International, its affiliates and the lenders party thereto

10	.2(1)	Registration Rights Agreement by and among PRA International and the parties identified therein

10	.3(1)	Stockholders Agreement by and among PRA International and the parties identified therein

10	.4(1)	Form of Stockholder Agreement

10	.5(5)	Employment Agreement dated February 3, 2006 between PRA International and Patrick K. Donnelly*

10	.6(5)	Employment Agreement dated February 3, 2006 between PRA International and David W. Dockhorn*

10	.7(5)	Employment Agreement dated February 3, 2006 between PRA Internationl and Monika Pietrek*

10	.8(5)	Employment Agreement dated February 3, 2006 between PRA International and James C. Powers*

10	.9(5)	Employment Agreement dated February 3, 2006 between PRA Interational and Bruce A. Teplitzky*

10	.10(1)	Securities Purchase Agreement by and among Genstar Capital Partners III, L.P., Sta rgen III, L.P. and PRA International

10	.11(6)	Form of Option Agreement

21.1		Subsidiaries of PRA International

23.1		Consent of PricewaterhouseCoopers LLP

31.1		Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registration Statement on Form S-1 filed on June 14, 2004 (File No. 333-116424), as amended by Amendment No. 1 filed on July 29, 2004, by Amendment No. 2 filed on September 21, 2004, by Amendment No. 3 filed on October 22, 2004, by Amendment No. 4 filed on October 28, 2004 and by Amendment No. 5 filed on November 16, 2004

(2)	Incorporated by reference to Registration Statement on Form S-8 filed on August 23, 2005 (File No. 333-127782)

(3)	Incorporated by reference to Form 10-K filed on March 18, 2005 (File No. 000-51029)

(4)	Incorporated by reference to Form 8-K filed on December 29, 2004 (File No. 000-51029)

(5)	Incorporated by reference to Form 8-K filed on February 3, 2006 (File No. 000-51029)

(6)	Incorporated by reference to Form 8-K filed on February 2, 2005 (File No. 000-51029)

*	Indicates a management contract or compensatory plan or arrangement