Form 10-Q
period 2006-03-31
PRA International
filed 2006-05-05
CIK 1293243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 28, 2006, 23,156,322 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRA INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	March 31,
	2005	2006
		(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$73,640	$62,669
Accounts receivable and unbilled services, net	85,426	100,106
Prepaid expenses and other current assets	8,678	9,291
Deferred tax assets	663	841

Total current assets	168,407	172,907
Fixed assets, net	26,906	26,309
Goodwill	106,748	106,844
Other intangibles, net of accumulated amortization of $6,307 and $6,585 as of and December 31, 2005 and March 31, 2006, respectively	24,530	24,291
Other assets	2,773	2,150

Total assets	$329,364	$332,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$21,640	$15,237
Accrued expenses	34,523	30,499
Income taxes payable	7,782	9,222
Advance billings	62,651	66,728
Other current liabilities	51	28

Total current liabilities	126,647	121,714
Deferred tax liability	7,499	7,498
Other liabilities	6,352	5,059

Total liabilities	140,498	134,271

Stockholders’ equity
Common stock $0.01 par value; 36,000,000 shares authorized as of December 31, 2005 and March 31, 2006; 22,915,896 and 23,099,695 shares issued and outstanding as of December 31, 2005 and March 31, 2006, respectively	229	231
Treasury stock	(93)	(93)
Additional paid-in capital — common stock	130,338	133,673
Accumulated other comprehensive income	3,515	3,436
Retained earnings	54,877	60,983

Total stockholders’ equity	188,866	198,230

Total liabilities and stockholders’ equity	$329,364	$332,501

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2006

Revenue
Service revenue	$73,592	$69,204
Reimbursement revenue	7,859	7,352

Total revenue	81,451	76,556
Operating expenses
Direct costs	35,277	35,175
Reimbursable out-of-pocket costs	7,859	7,352
Selling, general, and administrative	24,380	23,025
Depreciation and amortization	2,776	2,426

Income from operations	11,159	8,578
Interest expense	(160)	(122)
Interest income	249	456
Other expenses, net	(26)	31

Income before income taxes	11,222	8,943
Provision for income taxes	4,264	2,837

Net income	$6,958	$6,106

Net income per share
Basic	$0.31	$0.27
Diluted	$0.28	$0.25
Weighted average number of common shares outstanding
Basic	22,366	22,966
Diluted	24,626	24,209

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

					Additional
					Paid-in	Accumulated	Retained
					Capital	Other	Earnings/		Other
	Common Stock		Treasury Stock		Common	Comprehensive	(Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Stock	Income/(Loss)	Deficit)	Total	Income

Balance as of December 31, 2005	22,915,896	$229	14,216	$(93)	$130,338	$3,515	$54,877	$188,866
Exercise of common stock options	169,683	2	—	—	1,352	—	—	1,354
Shares issued in connection with prior acquisition	14,116	—	—	—	175	—	—	175
Stock option tax benefit	—	—	—	—	708	—	—	708
Stock-based compensation expense	—	—	—	—	1,100	—	—	1,100
Net income	—	—	—	—	—	—	6,106	6,106	$6,106
Other comprehensive income
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(49)	—	(49)	(49)
Comprehensive income						(30)		(30)	(30)
Balance as of March 31, 2006 (unaudited)	23,099,695	$231	14,216	$(93)	$133,673	$3,436	$60,983	$198,230	$6,027

The accompanying notes are an integral part of these financial statements

PRA INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2005	2006

Cash flow from operating activities
Net income	$6,958	$6,106
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,776	2,426
Stock-based compensation	—	1,100
Provision for doubtful receivables	87	3
Provision (benefit) for deferred income taxes	(580)	378
Excess tax benefits from share-based compensation	—	708
Changes in assets and liabilities:
Accounts receivable and unbilled services	2,057	(14,707)
Prepaid expenses and other assets	(2,400)	(501)
Accounts payable and accrued expenses	(7,846)	(11,090)
Income taxes	(2,525)	664
Advance billings	(18,019)	3,999

Net cash (used in) operating activities	(19,492)	(10,914)

Cash flow from investing activities
Purchase of fixed assets	(2,022)	(1,478)
Disposal of fixed assets	7	23
Purchase of marketable securities	(22,375)	—
Proceeds from marketable securities	46,875	—

Net cash provided by (used in) investing activities	22,485	(1,455)

Cash flow from financing activities
Repayment of debt and capital leases	(48)	(24)
Issuance costs related to public offerings	(50)	—
Proceeds from stock option and warrant exercises	146	1,354

Net cash provided by financing activities	48	1,330
Effect of exchange rate on cash and cash equivalents	67	68

Increase (decrease) in cash and cash equivalents	3,108	(10,971)
Cash and cash equivalents at beginning of period	65,888	73,640

Cash and cash equivalents at end of period	$68,996	$62,669

Supplemental disclosure of cash flow information
Cash paid for taxes	$7,218	$947

Cash paid for interest	$74	$11

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Preparation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated condensed financial statements of PRA International and subsidiaries for the years ended December 31, 2005, 2004, and 2003 included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, the Company’s method of revenue recognition requires estimates of costs to be incurred to fulfill existing long-term contract obligations. Actual results could differ from those estimates. Estimates are also used when accounting for certain items such as provision for doubtful receivables, stock option expense, depreciation and amortization, asset impairment, certain acquisition-related assets and liabilities, income taxes, fair market value determinations, and contingencies.

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

Goodwill and Other Intangibles

The Company follows Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), whereby goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Separate intangible assets that have finite useful lives continue to be amortized over their

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

estimated useful lives. The most recent annual test performed for 2005 did not identify any instances of impairment and there were no events through March 31, 2006 that warranted a reconsideration of our impairment test results.

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

As is customary in the industry, the Company routinely enters into separate agreements on behalf of its clients with independent physician investigators in connection with clinical trials. The reimbursements received for investigator fees are netted against the related cost, since such fees are the primary obligation of the Company’s clients, on a “pass-through basis,” without risk or reward to the Company. The Company is not obligated either to perform the service or to pay the investigator in the event of default by the client. The amounts identified for payment to investigators were $12.4 million for the three months ending March 31, 2006 and $14.1 million for the three months ending March 31, 2005.

Significant Customers

Service revenue from individual customers greater than 10% of consolidated service revenue in the respective periods was as follows:

	Quarter Ended
	March 31,
	2005	2006

Customer A	14%	*
Customer B	12%	*

*	Less than 10% of consolidated service revenues in the respective period.

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

Concentration of Credit Risk —

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of March 31, 2006, substantially all of the Company’s cash and cash equivalents were held in or invested with domestic banks. Accounts receivable include amounts due from pharmaceutical and biotechnology companies. Accounts receivable from individual customers that are equal to or greater than 10% of consolidated accounts receivable in the respective periods were as follows:

	December 31,	March 31,
	2005	2006

Customer A	16%	17%
Customer C	11%	*
Customer D	*	15%

*	Less than 10% of consolidated accounts receivable and unbilled services as of the end of each period.

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

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

The primary type of share-based payment utilized by the Company is stock options. Stock options are awards which allow the employee to purchase shares of the Company’s stock at a fixed price. Stock options are granted at an exercise price equal to the Company stock price at the date of grant. The stock options issued in the first quarter of 2006 vest over four years and have a contractual term of seven years. Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, as described by FASB Interpretation No. 44. Accordingly, no compensation expense was required to be recognized as long as the exercise price of the Company’s stock options was equal to the market price of the underlying stock on the date of grant. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment” under the modified prospective method as described in SFAS No. 123(R). Under this transition method, compensation expense recognized in the three months ended March 31, 2006 includes compensation expense for all stock-based payments granted during the three months ended March 31, 2006 and for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Accordingly, prior period financials have not been restated. For the three months ended March 31, 2006, the amount of compensation expense recognized was $1.1 million which was recorded in selling, general, and administrative expenses in the condensed consolidated statement of operations. The net impact of adopting the new accounting guidance for the three months ended March 31, 2006 was as follows:

	For the Three Months Ended
	March 31, 2006
	Upon Adoption	If SFAS
	SFAS No.	No.123(R) Had not
	123(R)	been Adopted
	($ In thousands, except per share data)

Income from continuing operations before income taxes	$8,578	$9,678
Net income	$6,106	$6,857
Basic earnings per share	$0.27	$0.30
Diluted earnings per share	$0.25	$0.28

No compensation expense related to stock-based grants has been recorded in the consolidated statement of operations for the three months ended March 31, 2005, as all of the shares granted had an exercise price equal to the market value of the underlying stock on the date of grant. Prior period results have not been restated with the adoption of SFAS No. 123(R).

Stock Options

The stock option compensation cost calculated under the fair value approach is recognized on a pro rata basis over the vesting period of the stock options (usually four years). All stock option grants are subject to graded vesting as services are rendered. The fair value for granted options was estimated at the time of the grant using the Black-Scholes option-pricing model. Expected volatilities are based on the volatility of share prices of similar entities and the Company uses historical data to estimate option exercise behavior.

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2006 and 2005, the Company issued 573,750 and 215,000 options, respectively. The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Three Months Ended
	March 31,
	2005	2006

Dividend yield	0%	0%
Expected volatility	40.23%	49.00%
Risk-free interest rate	3.61%	4.50%
Expected terms in years	5	5

The following table summarizes information related to stock option activity for the respective periods:

	For the Three Months Ended
	March 31,
	2005	2006
	($ In thousands, except per share data)

Weighted-average fair value of options granted per share	$9.86	$12.53
Intrinsic value of options exercised	$809	$3,175
Cash received from options exercised	$146	$1,354
Actual tax benefit realized for tax deductions from option exercises	$—	$708

Aggregated information regarding the Company’s fixed stock option plans is summarized below:

			Weighted Average
			Remaining	Aggregate
		Wtd. Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
	(000)			(Millions)

Outstanding December 31, 2005	3,149,373	$11.60
Granted	573,750	26.10
Exercised	(169,683)	7.88
Expired/forfeited	(12,975)	23.33

Outstanding March 31, 2006	3,540,465	$14.13	6.3	$37

Exercisable at March 31, 2006	1,675,226	$6.31	5.7	$31

Stock-based compensation expense included in the statement of operations for the three months ended March 31, 2006, was approximately $1.1 million. As of March 31, 2006, there were approximately $15.6 million of total unrecognized stock-based compensation costs related to options granted under our plans that will be recognized over a weighted average period of 3.3 years. Awards granted prior to the Company’s implementation of SFAS 123(R) were accounted for under the recognition and measurement principles of APB Opinion 25. Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2005, because all options granted under the Company’s plans had exercise prices equal to the market value of the underlying common stock on the date of the grant. Pro forma net income and

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

net income per share, as if the company had applied the fair value recognition provisions of SFAS 123 to stock based compensation for periods presented prior to the Company’s adoption of SFAS 123(R), are as follows:

Quarter Ended
March 31, 2005
(Dollars in thousands,
except per share amounts)

Net income, as reported	$6,958
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(318)

SFAS No. 123 pro forma net income	$6,640

Basic net income per share, as reported	$0.31
Basic net income per share, pro forma	$0.30
Diluted net income per share, as reported	$0.28
Diluted net income per share, pro forma	$0.27

Net income per share

Basic income per common share is computed by dividing reported net income by the weighted average number of common shares outstanding during each period.

Diluted income per common share is computed by dividing reported net income by the weighted average number of common shares, common shares obtainable upon the exchange of exchangeable shares, and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares consist of stock options and warrants.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS 123(R) on January 1, 2006 using the prospective method as described in SFAS No. 148 and is using the Black-Scholes Model for valuation purposes. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted Statement 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation costs for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash inflow, and as an additional cash outflow from operations. This requirement has reduced net operating cash flows and increase net financing cash flows. The Company has recorded pre-tax stock-based compensation expense of approximately $1.1 million for the three month period ended March 31, 2006.

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(3)	Accounts receivable and unbilled services

Accounts receivable and unbilled services include service revenue, reimbursement revenue, and amounts associated with work performed by investigators (dollars in thousands):

	December 31,	March 31,
	2005	2006

Accounts receivable	$45,933	$62,707
Unbilled services	44,189	42,099

	90,122	104,806
Less: Allowance for doubtful accounts	(4,696)	(4,700)

	$85,426	$100,106

(4)	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2005 and the three months ended March 31, 2006 were as follows (dollars in thousands):

Carrying amount as of December 31, 2005	$106,748
Foreign currency exchange rate changes	96

Carrying amount as of March 31, 2006	$106,844

Other intangibles consist of the following (dollars in thousands):

		As of December 31,			As of March 31,
	Weighted	2005			2006
	Average	Gross			Gross		Net
	Amortization	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In Years)

Non-compete and other agreements	2	$2,504	$2,413	$91	$2,514	$2,473	$41
Customer relationships	10	8,492	3,420	5,072	8,500	3,638	4,862
Trade names	Indefinite	19,841	474	19,367	19,863	474	19,389

		$30,837	$6,307	$24,530	$30,877	$6,585	$24,292

Amortization expense related to other intangibles was approximately $0.3 million for the three months ended March 31, 2005 and March 31, 2006, respectively. Estimated amortization expense for the next five years is as follows:

(In thousands)

2006 (remaining 9 months)	$665
2007	863
2008	850
2009	850
2010 and thereafter	1,674

$4,902

(5)	Accounting for Derivative Instruments and Hedging Activities

In 2005, we entered into foreign currency derivatives to mitigate exposure to movements between the US dollar and the British pound and the US dollar and Euro. We agreed to purchase a given amount of British pounds and

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

(6)	Commitments and Contingencies

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

(7)	Related-Party Transactions

The Company currently leases operating facilities from a related- party under a lease agreement which expires in December 2009. The lease features fixed annual rent increases of approximately 2.7%. Rental expense under this lease was approximately $0.4 million and $0.1 million for the three months ended March 31, 2005 and 2006, respectively.

(8)	Segment Reporting — Operations by Geographic Area

The Company’s operations consist of one reportable segment, which represents management’s view of the Company’s operations based on its management and internal reporting structure. The following table presents certain enterprise-wide information about the Company’s operations by geographic area (dollars in thousands):

	Three Months Ended
	March 31,
	2005	2006

Service revenue
North America	$50,262	$48,304
Europe	21,413	19,181
Other	1,917	1,719

	$73,592	$69,204

	December 31,	March 31,
	2005	2006

Long-lived assets
North America	$133,144	$141,663
Europe	15,863	16,673
Other	1,270	1,258

	$150,277	$159,594

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information included elsewhere in this report. This discussion contains forward-looking statements about our business and operations. Our actual results could differ materially from those anticipated in such forward-looking statements.

Overview

We provide clinical drug development services on a contract basis to biotechnology and pharmaceutical companies worldwide. We conduct clinical trials globally and are one of a limited number of contract research organizations, or CROs with the capability to serve the growing need of pharmaceutical and biotechnology companies to conduct complex clinical trials in multiple geographies concurrently. We offer our clients high-quality services designed to provide data to clients as rapidly as possible and reduce product development time. We believe our services enable our clients to introduce their products into the marketplace faster and, as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, our comprehensive services and broad experience provide our clients with a variable cost alternative to fixed cost internal development capabilities.

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

We review various financial and operational metrics, including service revenue, margins, earnings, new business awards, and backlog to evaluate our financial performance. Our service revenue was $294.7 million in 2005 and $69.2 million for the three months ended March 31, 2006. Once contracted work begins, service revenue is recognized over the life of the contract as services are performed. We commence service revenue recognition when a contract is signed or when we receive a signed task order or letter of intent.

Our new business awards for the three months ended March 31, 2005 and 2006 were $112.7 million and $86.7 million, respectively. New business awards arise when a client selects us to execute its trial and so indicates by written or electronic correspondence. The number of new business awards can vary significantly from quarter to quarter, and awards can have terms ranging from several months to several years. The value of a new award is the anticipated service revenue over the life of the contract, which does not include reimbursement activity or investigator fees.

Our backlog consists of anticipated service revenue from new business awards that either have not started but are anticipated to begin in the near future or are contracts in process that have not been completed. Backlog varies from period to period depending upon new business awards and contract increases, cancellations, and the amount of service revenue recognized under existing contracts. Our backlog at March 31, 2005 and 2006 was $467.2 million and $552.9 million, respectively.

Income from operations was $11.2 million and $8.6 million for the quarters ended March 31, 2005 and 2006, respectively. We attribute the decline in productivity in part to contract delays and cancellations.

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

Depreciation and Amortization

Depreciation represents the depreciation charged on our fixed assets. The charge is recorded on a straight-line method, based on estimated useful lives of three to ten years for computer hardware and software and seven years for furniture and equipment. Leasehold improvements are depreciated over the shorter of ten years or the lease term. Amortization expenses consist of amortization costs recorded on identified finite-lived intangible assets on a straight-line method over their estimated useful lives. Goodwill and indefinite-lived intangible assets were being amortized prior to January 1, 2002. Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets” we do not amortize goodwill and indefinite-lived intangible assets.

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

Our foreign subsidiaries are taxed separately in their respective jurisdictions. As of March 31, 2006 and December 31, 2005, we had cumulative foreign net operating loss carryforwards of approximately $7.3 million and $9.3 million, respectively. The carryforward periods for these losses vary from five years to an indefinite number of years depending on the jurisdiction. Our ability to offset future taxable income with the foreign net operating loss carryforwards may be limited in certain instances, including changes in ownership. During the first quarter of 2006, a benefit associated with approximately $1.9 million of these foreign net operating losses was recognized for financial statement purposes.

Exchange Rate Fluctuations

The majority of our foreign operations transact in the euro, pound sterling, or Canadian dollar. As a result, our revenue is subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following average exchange rates:

	March 31,	December 31,	March 31,
	2005	2005	2006

U.S. Dollars per:
Euro	1.31	1.24	1.21
Pound Sterling	1.90	1.81	1.76
Canadian Dollar	0.81	0.83	0.87

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

	Year Ended December 31,			Three Months Ended March 31,
	2003	2004	2005	2005	2006

Service revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Direct costs	51.1	48.3	46.3	47.9	50.8
Selling, general, and administrative	32.5	32.5	32.5	33.1	33.3
Depreciation and amortization	3.6	3.5	3.8	3.8	3.5
Management fee	0.3	0.3	—	—	—
Option repurchase	—	1.3	—	—	—
Vested option bonus	—	0.9	—	—	—

Income from operations	12.5	13.1	17.4	15.2	12.4
Interest expense	(2.9)	(1.4)	(0.2)	(0.2)	(0.2)
Interest income	0.1	0.1	0.6	0.3	0.7
Other income (expenses), net	(1.6)	0.0	(0.4)	0.0	0.0

Income before income taxes	8.1	11.8	17.4	15.2	12.9
Provision for income taxes	2.8	4.3	6.4	5.8	4.1

Net income	5.3%	7.5%	10.9%	9.5%	8.8%

Selected Consolidated Financial Data

The following table represents selected historical consolidated financial data. The statement of operations data for the years ended December 31, 2003, 2004 and 2005 and balance sheet data at December 31, 2004 and 2005 are derived from our audited consolidated financial statements incorporated by reference to Form 10-K filed on March 3, 2006. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to the financial statements.

				Three Months Ended
	Year Ended December 31,			March 31,
	2003	2004	2005	2005	2006
				(Unaudited)	(Unaudited)

Revenue
Service revenue	$247,888	$277,479	$294,739	$73,592	$69,204
Reimbursement revenue	42,109	30,165	31,505	7,859	7,352

Total revenue	$289,997	$307,644	$326,244	$81,451	$76,556
Operating expenses
Direct costs	126,501	134,067	136,572	35,277	35,175
Reimbursable out-of-pocket costs	42,109	30,165	31,505	7,859	7,352
Selling, general, and administrative	80,585	90,139	95,827	24,380	23,025
Depreciation and amortization	8,967	9,691	11,156	2,776	2,426
Management fee	800	704	—	—	—
Option repurchase(1)	—	3,713	—	—	—
Vested option bonus(1)	—	2,738	—	—	—

Income from operations	31,035	36,427	51,184	11,159	8,578
Interest income (expense), net	(6,856)	(3,643)	1,181	89	334
Other income (expenses), net	(4,023)	(38)	(1,137)	(26)	31

Income before income taxes	20,156	32,746	51,228	11,222	8,943
Provision for income taxes	6,909	11,997	19,005	4,264	2,837

Net income	$13,247	$20,749	$32,223	$6,958	$6,106

Net income per share
Basic	$0.83	$1.13	$1.43	$0.31	$0.27
Diluted	$0.71	$1.02	$1.32	$0.28	$0.25
Shares used to compute net income per share:
Basic	15,965,408	18,442,313	22,527,108	22,365,579	22,966,440
Diluted	18,666,012	20,329,852	24,389,592	24,625,539	24,209,012
Other Financial Data:
Net cash provided by (used in) operating activities	$2,058	$71,636	$(1,477)	$(19,492)	$(10,914)
Net cash provided by (used in) investing activities	(9,599)	(32,350)	4,016	22,485	(1,455)
Net cash provided by (used in) financing activities	26,028	(6,430)	5,441	48	1,330
Non-GAAP Data:
Adjusted EBITDA(2)	$35,979	$52,531	$61,203	$13,909	$11,035
Adjusted EBITDA as a % of service revenue	14.5%	18.9%	20.8%	18.9%	15.9%
EBITDA(2)	$35,979	$46,080	$61,203	$13,909	$11,035
EBITDA as a % of service revenue	14.5%	16.6%	20.8%	18.9%	15.9%

				Three Months Ended
	Year Ended December 31,			March 31,
	2003	2004	2005	2005	2006
				(Unaudited)	(Unaudited)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$32,328	$65,888	$73,640	$68,996	$62,669
Marketable securities	—	24,500	—	—	—
Working capital	(8,449)	11,478	41,760	19,542	51,193
Total assets	298,558	337,344	329,364	314,151	332,501
Long-term debt and capital leases, less current maturities	57,810	75	9	36	7
Stockholders’ equity	74,565	150,379	188,866	157,696	198,230

(1)	Includes a $3.7 million charge for the repurchase of options, predominantly from former employees, and a $2.7 million ($2.3 million through September 30, 2004) charge for a per-vested-option bonus paid to all employee option holders, both of which were executed in connection with the culmination of the January 2004 tender process.

(2)	Adjusted EBITDA and EBITDA are not substitutes for operating income, net income, or cash flow from operating activities as determined in accordance with GAAP as measures of performance or liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.” For each of the periods indicated, the following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by (used in) operating activities and to net income.

				Three Months Ended
	Year Ended December 31,			March 31,
	2003	2004	2005	2005	2006
				(Unaudited)	(Unaudited)

Adjusted EBITDA	$35,979	$52,531	$61,203	$13,909	$11,035
Option repurchase	—	(3,713)	—	—	—
Vested option bonus	—	(2,738)	—	—	—

EBITDA	35,979	46,080	61,203	13,909	11,035
Depreciation and amortization	(8,967)	(9,691)	(11,156)	(2,776)	(2,426)
Interest expense, net	(6,856)	(3,643)	1,181	89	334
Provision for income taxes	(6,909)	(11,997)	(19,005)	(4,264)	(2,837)

Net income	13,247	20,749	32,223	6,958	6,106
Depreciation and amortization	8,967	9,691	11,156	2,776	2,426
Stock-based compensation	—	—	—	—	1,100
Provision for doubtful receivables	4,851	1,914	(123)	87	3
Amortization of debt discount	1,642	—	—	—	—
Excess tax benefits from share-based compensation	—	—	—	—	708
Provision for deferred income taxes	(3,997)	2,606	2,354	(580)	378
Debt issuance costs write-off	750	1,241	—	—	—
Changes in assets and liabilities:
Accounts receivable and unbilled services	(18,538)	15,373	(3,057)	2,057	(14,707)
Prepaid expenses and other assets	408	1,226	(2,465)	(2,400)	(501)
Accounts payable and accrued expenses	(4,873)	7,793	11,022	(7,846)	(11,090)
Income taxes	(481)	12,150	(3,677)	(2,525)	664
Advance billings	82	(1,107)	(48,910)	(18,019)	3,999

Net cash provided by (used in) operating activities	$2,058	$71,636	$(1,477)	$(19,492)	$(10,914)

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Service revenue decreased by $4.4 million, or 6.0%, from $73.6 million for the first quarter of 2005 to $69.2 million for the first quarter of 2006 due to contract delays and cancellations, and an unfavorable impact from foreign currency fluctuations of approximately $0.1 million. On a geographic basis, service revenue for the first quarter of 2006 was distributed as follows: North America $48.3 million (69.8%), Europe $19.2 million (27.7%), and rest of world $1.7 million (2.5%). For the first quarter of 2005 service revenue was distributed as follows: North America $50.3 million (68.3%), Europe $21.4 million (29.1%), and rest of world $1.9 million (2.6%).

Direct costs decreased by $0.1 million, or 0.3%, from $35.3 million for the first quarter of 2005 to $35.2 million for the first quarter of 2006. This decrease was negatively impacted by foreign currency fluctuations of approximately $0.1 million. Direct costs as a percentage of service revenue increased from 47.9% for the first quarter of 2005 to 50.9% for the first quarter of 2006. The increased percentage is due to project delays, a significant cancellation and the geographic mix of work and the impact of certain project-related costs which negatively impacted the Company’s overall realizations.

Selling, general, and administrative expenses decreased by $1.4 million, or 5.7%, from $24.4 million for the first quarter of 2005 to $23.0 million for the first quarter of 2006 and were slightly offset by an unfavorable impact from foreign currency fluctuations of approximately $0.1 million. After $1.1 million of non-cash stock option expense, the difference is related to a reduction in a loss reserve for idle space, the reduction in the level of our expenses for compliance with the Sarbanes-Oxley Act of 2002, which is the typical year two decline, and the reduction of our management bonus accrual. Selling, general, and administrative expenses as a percentage of service revenue were 33.1% for the first quarter of 2005 and 33.2% for the first quarter of 2006, resulting in part from the impact of an increase in stock option expense of approximately $1.1 million.

Depreciation and amortization expense decreased by approximately $0.4 million, or 14.3%, from $2.8 million for the first quarter of 2005 to $2.4 million for the first quarter of 2006. Depreciation and amortization expense as a percentage of service revenue was 3.5% for the first quarter of 2005 and 3.5% for the first quarter of 2006.

Income from operations decreased by $2.6 million, or 23.2%, from $11.2 million for the first quarter of 2005 to $8.6 million for the first quarter of 2006. Income from operations as a percentage of service revenue increased from 15.2% for the first quarter of 2005 to 12.4% for the first quarter of 2006. The decrease in income from operations is explained by a decrease in service revenues explained mostly by the timing and execution of new projects.

Our effective tax rate for the first quarter of 2005 was 38.0% as compared to 31.7% for the same period in 2006. The decrease in our effective rate was partly due to our release of tax valuation allowances on the foreign net operating loss carry forwards in Spain and France.

Liquidity and Capital Resources

As of March 31, 2006, we had approximately $62.7 million of cash and cash equivalents. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible acquisitions, geographic expansion, working capital, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities.

In the first three months of 2006, net cash used in operations was $10.9 million as compared to net cash used in operations of $19.5 million for the same period during the prior year. Advanced billings increased during the first three months of 2006 by $4.0 million compared to an $18.0 million decrease for the same period of 2005. The primary reason for this increase is the increased initial invoicing on new business obtained in the fourth quarter of 2005. Cash collections from accounts receivable were $84.2 million for the first three months of 2006, as compared to $81.1 million for the same period in 2005. This increase is primarily due to the timing of project milestone billings and collection of initial billings on new business. In addition, adjustments to reconcile net income of $6.1 million in 2006 to cash used in operating activities include the addback of $2.4 million for depreciation and amortization, and $21.6 million provided for by changes in assets and liabilities. Subsequent to the end of the quarter, we had cash collections of $26.8 million through April 30, 2006. Days sales outstanding, which includes accounts receivable, unbilled services and advanced billings, were a positive 36 days and a negative nine days as of March 31, 2006 and 2005, respectively.

Net cash used in investing activities was $1.5 million for the first three months of 2006 as compared to net cash provided by investing activities of $22.5 million for the same period of 2005. The decrease in cash provided was due to our sale of marketable securities during the year 2005. We expect our capital expenditures to be approximately $13.0 million to $15.0 million for the full year 2006, with the majority of the spending related to information technology enhancement and expansion.

Net cash provided by financing activities in the first three months of 2006 was $1.3 million compared to net cash provided of $0.0 million in the same period of 2005. Proceeds from the exercise of stock options of $1.4 million is the primary reason for this increase.

On March 7, 2006, we filed a shelf registration statement registering the resale of common stock to satisfy certain of our obligations under our June 2001 registration rights agreement with our pre-IPO investor and other parties. The registration statement allows these parties to publicly resell up to 5,000,000 shares of common stock, subject to certain limitations and the satisfaction by selling stockholders of the prospectus delivery requirements of the Securities Act of 1933 in connection with any such resale. We will not receive any of the proceeds from the sale of common stock sold by selling stockholders. The registration statement also includes a universal shelf component that provides for the offer and sale by us, from time to time on a delayed basis, of up to $350 million aggregate amount of debt securities, common stock, preferred stock and warrants. These securities, which may be offered in one or more offerings and in any combination, will in each case be offered pursuant to a separate prospectus supplement issued at the time of the particular offering that will describe the specific types, amounts, prices and terms of the offered securities.

Our current credit facility provides for a $75.0 million revolving line of credit that terminates on December 23, 2008. At any time within three years after December 23, 2004 and so long as no event of default is continuing, we have the right, in consultation with the administrative agent, to request increases in the aggregate principal amount of the facility in minimum increments of $5.0 million up to an aggregate increase of $50.0 million (and which would make the total amount available under the facility $125.0 million). The revolving credit facility is available for general corporate purposes (including working capital expenses, capital expenditures, and permitted acquisitions), the issuance of letters of credit and swingline loans for our account, for the refinancing of certain existing indebtedness, and to pay fees and expenses related to the facility. All borrowings are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. A portion of the facility is also available for alternative currency loans.

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

Tax Valuation Allowance

Based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, we determined that a valuation allowance was required for specific foreign loss carryforwards as of December 31, 2005. In 2006, we released tax valuation allowances established for loss carryforwards in Spain and France.

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

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $1.1 million, which consisted of stock-based compensation expense related to employee stock options. See Note 2 to the Consolidated Financial Statements for additional information.

The Company estimates the value of employee stock options on the date of grant using The Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the stock price of similar entities as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Due to our limited trading history, we calculated expected volatility of our stock based on the volatility of the share price of similar entities. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first three months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

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

Future sales of a substantial number of shares of our common stock in the public market (or the perception that such sales may occur) could reduce our stock price and could impair our ability to raise capital through future sales of our equity securities. On March 7, 2006, we registered to sell, on a delayed or continuous basis under Rule 415, up to

$350,000,000 aggregate amount of debt securities, common stock, preferred stock and warrants. We also registered 5,000,000 shares of our common stock that may be sold by certain of our stockholders. These securities, which may be offered in one or more offerings and in any combination, will in each case be offered pursuant to a separate prospectus supplement issued at the time of the particular offering that will describe the specific types, amounts, prices and terms of the offered securities. We cannot predict the effect, if any, that such future issuances may have on the market price of our common stock. The issuance and sale of these additional securities from time to time, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock.

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

Interest Rate Risk

At March 31, 2006, we had no amounts outstanding under our revolving credit facility. Future drawings under the facility will bear interest at various rates. Historically, we have mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements.

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

For the quarter ended March 31, 2006, approximately 6.3% and 17.2% of total service revenue was denominated in British pounds and Euros, respectively. The Company periodically enters into foreign currency derivatives to mitigate exposure to movements between the US dollar and the British pound and the US dollar and Euro. These derivatives are designated as cash flow hedges and accordingly the changes in fair value have been recorded in stockholders equity (as a component of comprehensive income). These derivatives were accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The potential decrease in net income resulting from a hypothetical weakening of the U.S. dollar relative to the British pound and Euro of 10% would have been approximately $1.5 million for the three months ended March 31, 2006.

Foreign Currency Hedges

In the first quarter of 2006, we entered into a number of foreign currency hedging contracts to mitigate exposure to movements between the U.S. dollar and the British pound, the U.S. dollar and the Euro, and the U.S. dollar and the Canadian dollar. We agreed to purchase a given amount of British pounds, Euros, and Canadian dollars at established dates throughout 2006. The transactions were structured as no-cost collars. These derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognize derivative instruments as either assets or liabilities in the balance sheet and measure them at fair value. These derivatives are designated as cash flow hedges.

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

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on the evaluation we conducted, our management has concluded that our disclosure controls and procedures are effectively designed to ensure that we record, process, summarize, and report information required to be disclosed by us within the time periods specified by the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are also currently involved, as we are from time to time, in legal proceedings that arise in the ordinary course of our business. We believe that we have adequately reserved for these liabilities and that there is no other litigation pending that could materially harm our results of operations and financial condition.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit
Number		Description of Exhibit

10	.1(1)	Form of Option Agreement (Optionees other than Senior Vice Presidents, Executive Vice Presidents, President and Directors).

10	.2(1)	Form of Option Agreement (Senior Vice Presidents, Executive Vice Presidents and President).

10	.3(1)	Form of Option Agreement (Directors).

10	.4(1)	Employment Agreement dated February 3, 2006 between PRA International and Patrick K. Donnelly.

10	.5(1)	Employment Agreement dated February 3, 2006 between PRA International and David W. Dockhorn.

10	.6(1)	Employment Agreement dated February 3, 2006 between PRA International and Monika Pietrek.

10	.7(1)	Employment Agreement dated February 3, 2006 between PRA International and James C. Powers.

10	.8(1)	Employment Agreement dated February 3, 2006 between PRA International and Bruce A. Teplitzky.

21	.1(2)	Subsidiaries of PRA International.

31	.1(2)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31	.2(2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32	.1(3)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32	.2(3)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

(1)	Incorporated by reference to Form 8-K filed on February 9, 2006 (File No. 000-51029)

(2)	Filed herewith.

(3)	Furnished herewith.

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

Dated: May 5, 2006

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