Form 10-Q
period 2006-06-30
PRA International
filed 2006-08-03
CIK 1293243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2006, 23,177,404 shares of the registrant’s common stock, par value $0.01 per share were outstanding.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRA INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	June 30,
	2005	2006
		(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$73,640	$86,066
Accounts receivable and unbilled services, net	85,426	90,243
Prepaid expenses and other current assets	8,678	12,395
Deferred tax assets	663	4,116

Total current assets	168,407	192,820
Fixed assets, net	26,906	25,595
Goodwill	106,748	108,248
Other intangibles, net of accumulated amortization of $6,307 and $6,851 as of and December 31, 2005 and June 30, 2006, respectively	24,530	24,158
Other assets	2,773	2,074

Total assets	$329,364	$352,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$21,640	$14,959
Accrued expenses and other current liabilities	34,574	28,473
Income taxes payable	7,782	9,716
Advance billings	62,651	77,296

Total current liabilities	126,647	130,444
Deferred tax liability	7,499	7,418
Other liabilities	6,352	5,150

Total liabilities	140,498	143,012

Stockholders’ equity
Common stock $0.01 par value; 36,000,000 shares authorized as of December 31, 2005 and June 30, 2006; 22,915,896 and 23,177,404 shares issued and outstanding as of December 31, 2005 and June 30, 2006, respectively	229	232
Treasury stock	(93)	(93)
Additional paid-in capital — common stock	130,338	135,913
Accumulated other comprehensive income	3,515	6,013
Retained earnings	54,877	67,818

Total stockholders’ equity	188,866	209,883

Total liabilities and stockholders’ equity	$329,364	$352,895

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

Revenue
Service revenue	$76,031	$70,089	$149,624	$139,293
Reimbursement revenue	9,124	9,357	16,983	16,709

Total revenue	85,155	79,446	166,607	156,002
Operating expenses
Direct costs	34,159	36,566	69,436	71,741
Reimbursable out-of-pocket costs	9,124	9,357	16,983	16,709
Selling, general, and administrative	25,290	23,847	49,671	46,872
Depreciation and amortization	2,847	2,651	5,623	5,077

Income from operations	13,735	7,025	24,894	15,603
Interest expense	(57)	(172)	(217)	(294)
Interest income	599	575	848	1,031
Other expense	(468)	(485)	(494)	(454)

Income before income taxes	13,809	6,943	25,031	15,886
Provision for income taxes	5,254	108	9,518	2,945

Net income	$8,555	$6,835	$15,513	$12,941

Net income per share
Basic	$0.38	$0.30	$0.69	$0.56
Diluted	$0.35	$0.28	$0.63	$0.53
Weighted average number of common shares outstanding
Basic	22,392	23,162	22,379	23,065
Diluted	24,624	24,578	24,597	24,488

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

					Additional
					Paid-in	Accumulated	Retained
					Capital	Other	Earnings/		Other
	Common Stock		Treasury Stock		Common	Comprehensive	(Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Stock	Income/(Loss)	Deficit)	Total	Income

Balance as of December 31, 2005	22,915,896	$229	14,216	$(93)	$130,338	$3,515	$54,877	$188,866
Exercise of common stock options	247,392	3	—	—	1,978	—	—	1,981
Shares issued in connection with prior acquisition	14,116	—	—	—	175	—	—	175
Stock option tax benefit	—	—	—	—	1,490	—	—	1,490
Stock-based compensation expense	—	—	—	—	1,932	—	—	1,932
Net income	—	—	—	—	—	—	12,941	12,941	$12,941
Other comprehensive income
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,603	—	1,603	1,603
Fair market value adjustment on cash flow hedge, net of tax						895		895	895

Comprehensive income									$15,439

Balance as of June 30, 2006 (unaudited)	23,177,404	$232	14,216	$(93)	$135,913	$6,013	$67,818	$209,883

The accompanying notes are an integral part of these financial statements

PRA INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2005	2006

Cash flow from operating activities
Net income	$15,513	$12,941
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,623	5,077
Stock-based compensation	—	1,932
Provision for doubtful receivables	173	(6)
Provision for deferred income taxes	(1,485)	(2,889)
Excess tax benefits from share-based compensation	—	(1,490)
Changes in assets and liabilities:
Accounts receivable and unbilled services	10,844	(2,830)
Prepaid expenses and other assets	(1,812)	(2,312)
Accounts payable and accrued expenses	1,135	(15,060)
Income taxes	(4,684)	3,238
Advance billings	(36,224)	12,665

Net cash (used in) provided by operating activities	(10,917)	11,266

Cash flow from investing activities
Purchase of fixed assets	(4,005)	(2,976)
Disposal of fixed assets	—	89
Purchase of marketable securities	(22,375)	—
Cash paid for acquisitions, net of cash acquired	(7,297)	(404)
Proceeds from marketable securities	46,875	—

Net cash provided by (used in) investing activities	13,198	(3,291)

Cash flow from financing activities
Repayment of debt and capital leases	(100)	(42)
Issuance costs related to public offerings	(620)	—
Excess tax benefits from share-based compensation	—	1,490
Proceeds from stock option exercises	618	1,981

Net cash (used in) provided by financing activities	(102)	3,429
Effect of exchange rate on cash and cash equivalents	174	1,022

Increase in cash and cash equivalents	2,353	12,426
Cash and cash equivalents at beginning of period	65,888	73,640

Cash and cash equivalents at end of period	$68,241	$86,066

Supplemental disclosure of cash flow information
Cash paid for taxes	$15,756	$2,823

Cash paid for interest	$142	$74

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Preparation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated condensed financial statements of PRA International and subsidiaries for the years ended December 31, 2005, 2004, and 2003 included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Goodwill and Other Intangibles

The Company follows Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), whereby goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Separate intangible assets that have finite useful lives continue to be amortized over their

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

estimated useful lives. The most recent annual test performed for 2005 did not identify any instances of impairment and there were no events through June 30, 2006 that warranted a reconsideration of our impairment test results.

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

As is customary in the industry, the Company routinely enters into separate agreements on behalf of its clients with independent physician investigators in connection with clinical trials. The reimbursements received for investigator fees are netted against the related cost, since such fees are the primary obligation of the Company’s clients, on a “pass-through basis,” without risk or reward to the Company. The Company is not obligated either to perform the service or to pay the investigator in the event of default by the client. The amounts identified for payment to investigators were $14.1 million and $26.5 million for the three and six months ending June 30, 2006 and $14.3 million and $28.4 million for the three and six months ending June 30, 2005, respectively.

Significant Customers

Service revenue from individual customers greater than 10% of consolidated service revenue in the respective periods was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

Customer A	14%	*	14%	*
Customer B	10%	11%	*	10%
Customer C	*	*	11%	*
Customer D	*	12%	*	10%

*	Less than 10% of consolidated service revenues in the respective period.

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

Concentration of Credit Risk —

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of June 30, 2006, substantially all of the Company’s cash and cash equivalents were held in or invested with domestic banks. Accounts receivable include amounts due from pharmaceutical and biotechnology companies. Accounts receivable from individual customers that are equal to or greater than 10% of consolidated accounts receivable in the respective periods were as follows:

	December 31,	June 30,
	2005	2006

Customer A	16%	18%
Customer C	11%	*

*	Less than 10% of consolidated accounts receivable and unbilled services as of the end of each period.

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

Comprehensive Income (Loss)

The components of comprehensive income (loss) include the foreign currency translation adjustment and adjustments resulting from changes in the fair value of foreign currency derivatives and a euro window forward .

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

Stock-Based Compensation

The primary type of share-based payment utilized by the Company is stock options. Stock options are awards which allow the employee to purchase shares of the Company’s stock at a fixed price. Stock options are granted at an

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

exercise price equal to the Company stock price at the date of grant. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment” under the modified prospective method as described in SFAS No. 123(R). Under this transition method, compensation expense recognized in the three months and six ended June 30, 2006 includes compensation expense for all stock-based payments granted during the three and six months ended June 30, 2006 and for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Accordingly, prior period financials have not been restated. For the three and six months ended June 30, 2006, the amount of compensation expense recognized was $0.8 million and $1.9 million, respectively, which was recorded in selling, general, and administrative expenses in the condensed consolidated statement of operations.

No compensation expense related to stock-based grants has been recorded in the consolidated statement of operations for the three or six months ended June 30, 2005, as all of the shares granted had an exercise price equal to the market value of the underlying stock on the date of grant. Prior period results have not been restated with the adoption of SFAS No. 123(R).

Stock Options

The stock option compensation cost calculated under the fair value approach is recognized on a pro rata basis over the vesting period of the stock options (usually four years). All stock option grants are subject to graded vesting as services are rendered. The fair value for granted options was estimated at the time of the grant using the Black-Scholes option-pricing model. Due to limited trading history the expected volatilities are based on the volatility of share prices of similar entities and the Company uses historical data to estimate option exercise behavior.

During the six months ended June 30, 2006 and 2005, the Company issued 716,250 and 265,000 options, respectively. The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Six Months Ended
	June 30,
	2005	2006

Dividend yield	0%	0%
Expected volatility	39.90%	48.81%
Risk-free interest rate	3.66%	4.49%
Expected terms in years	5	6.5

The following table summarizes information related to stock option activity for the respective periods:

	For the Six
	Months Ended
	June 30,
	2005	2006
	($ In thousands, except per share data)

Weighted-average fair value of options granted per share	$9.87	$14.05
Intrinsic value of options exercised	$2,369	$4,417
Cash received from options exercised	$618	$1,981
Actual tax benefit realized for tax deductions from option exercises	$—	$1,490

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Aggregated information regarding the Company’s fixed stock option plans is summarized below:

			Weighted Average
			Remaining	Aggregate
		Wtd. Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
				(Millions)

Outstanding December 31, 2005	3,149,373	$11.60
Granted	716,250	25.85
Exercised	(247,392)	8.01
Expired/forfeited	(25,475)	24.01

Outstanding June 30, 2006	3,592,756	$14.60	6.3	$32

Exercisable at June 30, 2006	1,649,254	$6.39	5.5	$26

Stock-based compensation expense included in the statement of operations for the three and six months ended June 30, 2006, was approximately $0.8 million and $1.9 million, respectively. As of June 30, 2006, there were approximately $13.6 million of total unrecognized stock-based compensation costs related to options granted under our plans that will be recognized over a weighted average period of 1.7 years. Awards granted prior to the Company’s implementation of SFAS 123(R) were accounted for under the recognition and measurement principles of APB Opinion 25. Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2005, because all options granted under the Company’s plans had exercise prices equal to the market value of the underlying common stock on the date of the grant. Pro forma net income and net income per share, as if the company had applied the fair value recognition provisions of SFAS 123 to stock based compensation for periods presented prior to the Company’s adoption of SFAS 123(R), are as follows:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$8,555	$15,513
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(351)	(669)

SFAS No. 123 pro forma net income	$8,204	$14,844

Basic net income per share, as reported	$0.38	$0.69
Basic net income per share, pro forma	$0.37	$0.66
Diluted net income per share, as reported	$0.35	$0.63
Diluted net income per share, pro forma	$0.33	$0.60

Net income per share

Basic income per common share is computed by dividing reported net income by the weighted average number of common shares outstanding during each period.

Diluted income per common share is computed by dividing reported net income by the weighted average number of common shares and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares consist of stock options.

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

(3)	Accounts receivable and unbilled services

Accounts receivable and unbilled services include service revenue, reimbursement revenue, and amounts associated with work performed by investigators (dollars in thousands):

	December 31,	June 30,
	2005	2006

Accounts receivable	$45,933	$56,915
Unbilled services	44,189	38,024

	90,122	94,939
Less: Allowance for doubtful accounts	(4,696)	(4,696)

	$85,426	$90,243

(4)	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2005 and the six months ended June 30, 2006 were as follows (dollars in thousands):

Carrying amount as of December 31, 2005	$106,748
Acquisitions	477
Foreign currency exchange rate changes	1,023

Carrying amount as of June 30, 2006	$108,248

Other intangibles consist of the following (dollars in thousands):

		As of December 31,			As of June 30,
	Weighted	2005			2006
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In Years)

Non-compete and other agreements	2	$2,504	$2,413	$91	$2,554	$2,519	$35
Customer relationships	10	8,492	3,420	5,072	8,541	3,858	4,683
Trade names	Indefinite	19,841	474	19,367	19,914	474	19,440

		$30,837	$6,307	$24,530	$31,009	$6,851	$24,158

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to other intangibles was approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2005 and $0.3 million and $0.6 million for the three and six months ended June 30, 2006, respectively. Estimated amortization expense for the next five years is as follows:

(In thousands)

2006 (remaining 6 months)	$450
2007	869
2008	854
2009	854
2010 and thereafter	1,692

$4,719

(5)	Accounting for Derivative Instruments and Hedging Activities

In 2006, we entered into foreign currency derivatives to mitigate exposure to movements between the US dollar and the British pound, the Canadian dollar and Euro. We agreed to purchase a given amount of British pounds, Canadian dollars and Euros at established dates through 2006. The transactions are structured as no-cost collars whereby we neither paid more than an established ceiling exchange rate nor less than an established floor exchange rate on the notional amounts hedged. These derivatives are accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognize derivatives as instruments as either assets or liabilities in the balance sheet and measure them at fair value. These derivatives are designated as cash flow hedges and accordingly the changes in fair value have been recorded in stockholders equity (as a component of comprehensive income/expense). These agreements expired throughout 2006. We entered into similar derivative agreements in 2005 and we expect to continue to use similar derivatives to mitigate our foreign currency exposure.

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

The Company currently leases operating facilities from a related party under a lease agreement which expires in December 2009. The lease features fixed annual rent increases of approximately 2.7%. Rental expense under this lease was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2006, respectively.

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

(8)	Segment Reporting — Operations by Geographic Area

The Company’s operations consist of one reportable segment, which represents management’s view of the Company’s operations based on its management and internal reporting structure. The following table presents certain enterprise-wide information about the Company’s operations by geographic area (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

Service revenue
North America	$50,628	$45,278	$100,890	$93,582
Europe	22,898	22,721	44,312	41,902
Other	2,505	2,090	4,422	3,809

	$76,031	$70,089	$149,624	$139,293

	December 31,	June 30,
	2005	2006

Long-lived assets
North America	$143,298	$141,003
Europe	16,448	17,859
Other	1,211	1,213

	$160,957	$160,075

(9)	Subsequent Event

On June 19, 2006, the Company announced a definitive agreement to acquire all of the equity of Pharma Bio-Research (“PBR”). The transaction closed on July 21, 2006, resulting in payment of approximately $107.0 million plus closing and other costs, which included a $30.0 million draw on the Company’s existing revolving line of credit facility the issuance of 674,507 shares of restricted stock and cash from our balance sheet of $68 million. The acquisition will be accounted for as a business combination using the purchase method of accounting. Results of PBR’s acquired operations will be included in the consolidated financial statements from the date of acquisition.

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

We review various financial and operational metrics, including service revenue, margins, earnings, new business awards, and backlog to evaluate our financial performance. Our service revenue was $294.7 million in 2005 and $70.1 million and $139.3 million for the three and six months ended June 30, 2006, respectively. Once contracted work begins, service revenue is recognized over the life of the contract as services are performed. We commence service revenue recognition when a contract is signed or when we receive a signed task order or letter of intent.

Our new business awards for the six months ended June 30, 2005 and 2006 were $214.1 million and $214.0 million, respectively. New business awards arise when a client selects us to execute its trial and so indicates by written or electronic correspondence. The number of new business awards can vary significantly from quarter to quarter, and awards can have terms ranging from several months to several years. The value of a new award is the anticipated service revenue over the life of the contract, which does not include reimbursement activity or investigator fees.

Our backlog consists of anticipated service revenue from new business awards that either have not started but are anticipated to begin in the near future or are contracts in process that have not been completed. Backlog varies from period to period depending upon new business awards and contract increases, cancellations, and the amount of service revenue recognized under existing contracts. Project cancellations were $96.5 million and $17.2 million for the three month periods ended June 30, 2006 and 2005, respectively. The cancellations in 2006 were abnormally high in the second quarter, with one large program cancellation accounting for approximately 70% of the total cancellations for the period. During a normal quarter, project cancellations are typically in the mid- to upper- teens as a percentage of new business awards. Our backlog at June 30, 2005 and 2006 was $478.6 million and $513.6 million, respectively.

Income from operations was $13.7 million and $7.0 million for the quarters ended June 30, 2005 and 2006, respectively. We attribute the decline in productivity in part to contract delays and cancellations.

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

Direct Costs

Direct costs consist of amounts necessary to carry out the revenue and earnings process, and include direct labor and related benefit charges and other costs primarily related to the execution of our contracts. Direct costs as a percentage of service revenue fluctuate from one period to another as a result of changes in labor utilization and realization in the multitude of studies conducted during any period of time.

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

Depreciation and Amortization

Depreciation represents the depreciation charged on our fixed assets. The charge is recorded on a straight-line method, based on estimated useful lives of three to ten years for computer hardware and software and seven years for furniture and equipment. Leasehold improvements are depreciated over ten years or the lease term. Amortization expenses consist of amortization costs recorded on identified finite-lived intangible assets on a straight-line method over their estimated useful lives. Goodwill and indefinite-lived intangible assets were being amortized prior to January 1, 2002. Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets” we do not amortize goodwill and indefinite-lived intangible assets.

Income Taxes

Because we conduct operations on a global basis, our effective tax rate has and will continue to depend upon the geographic distribution of our pre-tax earnings among several statutory foreign jurisdictions with varying tax rates. Our effective tax rate can also vary based on changes in the tax rates of different jurisdictions. Our effective tax rate is also impacted by tax credits, the establishment or release of tax asset valuation allowances and tax reserves as well as changes to prior year tax expense or prior year net operating loss carryforwards.

Our foreign subsidiaries are taxed separately in their respective jurisdictions. As of June 30, 2006 and December 31, 2005, we had cumulative foreign net operating loss carryforwards of approximately $8.3 million and $9.3 million, respectively. The carryforward periods for these losses vary from five years to an indefinite number of years depending on the jurisdiction. Our ability to offset future taxable income with the foreign net operating loss carryforwards may be limited in certain instances, including changes in ownership. During the first quarter of 2006, a benefit associated with foreign net operating losses was recognized for financial statement purposes through a release of prior period valuations allowance. This discrete event resulted in a reduction in the cumulative 2006 tax expense of $0.7 million for the second quarter. During the second quarter of 2006, an additional benefit was recognized for refunds receivable for prior tax expense and the generation of prior year net operating losses to be carried forward into 2006. These second quarter items were also reported as discrete in determining our tax expense and resulted in a reduction of our cumulative 2006 tax expense of $2.2 million.

Exchange Rate Fluctuations

The majority of our foreign operations transact in the euro, pound sterling, or Canadian dollar. As a result, our revenue is subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following average exchange rates:

	June 30,	December 31,	June 30,
	2005	2005	2006

U.S. Dollars per:
Euro	1.24	1.24	1.24
Pound Sterling	1.85	1.81	1.80
Canadian Dollar	0.80	0.83	0.88

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

	Year Ended December 31,			Six Months Ended June 30,
	2003	2004	2005	2005	2006

Service revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Direct costs	51.1	48.3	46.3	46.4	51.5
Selling, general, and administrative	32.5	32.5	32.5	33.2	33.6
Depreciation and amortization	3.6	3.5	3.8	3.7	3.6
Management fee	0.3	0.3	—	—	—
Option repurchase	—	1.3	—	—	—
Vested option bonus	—	0.9	—	—	—

Income from operations	12.5	13.1	17.4	16.6	11.2
Interest expense	(2.9)	(1.4)	(0.2)	(0.1)	(0.2)
Interest income	0.1	0.1	0.6	0.6	0.7
Other income (expenses), net	(1.6)	0.0	(0.4)	(0.3)	(0.3)

Income before income taxes	8.1	11.8	17.4	16.7	11.4
Provision for income taxes	2.8	4.3	6.4	6.4	2.1

Net income	5.3%	7.5%	10.9%	10.4%	9.3%

Selected Consolidated Financial Data

The following table represents selected historical consolidated financial data. The statement of operations data for the years ended December 31, 2003, 2004 and 2005 and balance sheet data at December 31, 2004 and 2005 are derived from our audited consolidated financial statements included in the Form 10-K filed on March 3, 2006. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to the financial statements.

	Year Ended December 31,			Six Months Ended June 30,
	2003	2004	2005	2005	2006
				(Unaudited)	(Unaudited)

Revenue
Service revenue	$247,888	$277,479	$294,739	$149,624	$139,293
Reimbursement revenue	42,109	30,165	31,505	16,983	16,709

Total revenue	$289,997	$307,644	$326,244	$166,607	$156,002
Operating expenses
Direct costs	126,501	134,067	136,572	69,436	71,741
Reimbursable out-of-pocket costs	42,109	30,165	31,505	16,983	16,709
Selling, general, and administrative	80,585	90,139	95,827	49,671	46,872
Depreciation and amortization	8,967	9,691	11,156	5,623	5,077
Management fee	800	704	—	—	—
Option repurchase(1)	—	3,713	—	—	—
Vested option bonus(1)	—	2,738	—	—	—

Income from operations	31,035	36,427	51,184	24,894	15,603
Interest income (expense), net	(6,856)	(3,643)	1,181	631	737
Other income (expenses), net	(4,023)	(38)	(1,137)	(494)	(454)

Income before income taxes	20,156	32,746	51,228	25,031	15,886
Provision for income taxes	6,909	11,997	19,005	9,518	2,945

Net income	$13,247	$20,749	$32,223	$15,513	$12,941

Net income per share
Basic	$0.83	$1.13	$1.43	$0.69	$0.56
Diluted	$0.71	$1.02	$1.32	$0.63	$0.53
Shares used to compute net income per share:
Basic	15,965,408	18,442,313	22,527,108	22,379,389	23,064,785
Diluted	18,666,012	20,329,852	24,389,592	24,596,893	24,487,591
Other Financial Data:
Net cash provided by (used in) operating activities	$2,058	$71,636	$(1,477)	$(10,917)	$11,266
Net cash provided by (used in) investing activities	(9,599)	(32,350)	4,016	13,198	(3,291)
Net cash provided by (used in) financing activities	26,028	(6,430)	5,441	(102)	3,428
Non-GAAP Data:
Adjusted EBITDA(2)	$35,979	$52,531	$61,203	$30,023	$20,226
Adjusted EBITDA as a % of service revenue	14.5%	18.9%	20.8%	20.1%	14.5%
EBITDA(2)	$35,979	$46,080	$61,203	$30,023	$20,226
EBITDA as a % of service revenue	14.5%	16.6%	20.8%	20.1%	14.5%

	Year Ended December 31,			Six Months Ended June 30,
	2003	2004	2005	2005	2006
				(Unaudited)	(Unaudited)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$32,328	$65,888	$73,640	$68,241	$86,066
Marketable securities	—	24,500	—	—	—
Working capital	(8,449)	11,478	41,760	23,489	62,376
Total assets	298,558	337,344	329,364	307,460	352,895
Long-term debt and capital leases, less current maturities	57,810	75	9	17	7
Stockholders’ equity	74,565	150,379	188,866	165,820	209,883

(1)	Includes a $3.7 million charge for the repurchase of options, predominantly from former employees, and a $2.7 million charge for a per-vested-option bonus paid to all employee option holders, both of which were executed in connection with the culmination of the January 2004 tender process.

(2)	Adjusted EBITDA and EBITDA are not substitutes for operating income, net income, or cash flow from operating activities as determined in accordance with GAAP as measures of performance or liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.” For each of the periods indicated, the following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by (used in) operating activities and to net income.

	Year Ended December 31,			Six Months Ended June 30,
	2003	2004	2005	2005	2006
				(Unaudited)	(Unaudited)

Adjusted EBITDA	$35,979	$52,531	$61,203	$30,023	$20,226
Option repurchase	—	(3,713)	—	—	—
Vested option bonus	—	(2,738)	—	—	—

EBITDA	35,979	46,080	61,203	30,023	20,226
Depreciation and amortization	(8,967)	(9,691)	(11,156)	(5,623)	(5,077)
Interest expense, net	(6,856)	(3,643)	1,181	631	737
Provision for income taxes	(6,909)	(11,997)	(19,005)	(9,518)	(2,945)

Net income	13,247	20,749	32,223	15,513	12,941
Depreciation and amortization	8,967	9,691	11,156	5,623	5,077
Stock-based compensation	—	—	—	—	1,932
Provision for doubtful receivables	4,851	1,914	(123)	173	(6)
Amortization of debt discount	1,642	—	—	—	—
Excess tax benefits from share-based compensation	—	—	—	—	(1,490)
Provision for deferred income taxes	(3,997)	2,606	2,354	(1,485)	(2,889)
Debt issuance costs write-off	750	1,241	—	—	—
Changes in assets and liabilities:
Accounts receivable and unbilled services	(18,538)	15,373	(3,057)	10,144	(2,830)
Prepaid expenses and other assets	408	1,226	(2,465)	(1,812)	(2,312)
Accounts payable and accrued expenses	(4,873)	7,793	11,022	1,135	(15,060)
Income taxes	(481)	12,150	(3,677)	(4,684)	3,238
Advance billings	82	(1,107)	(48,910)	(35,524)	12,665

Net cash provided by (used in) operating activities	$2,058	$71,636	$(1,477)	$(10,917)	$(11,266)

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Service revenue decreased by 5.9 million, or 7.8%, from $76.0 million for the second quarter of 2005 to $70.1 million for the second quarter of 2006 due to contract delays, cancellations, and the timing of the execution of a significant change order on a certain project. This decrease was partially offset by a favorable impact from foreign currency fluctuations of approximately $0.8 million. On a geographic basis, service revenue for the second quarter of 2006 was distributed as follows: North America $45.3 million (64.6%), Europe $22.7 million (32.4%), and rest of world $2.1 million (3.0%) which was consistent with the second quarter of 2005.

Direct costs increased by $2.4 million, or 7.0%, from $34.2 million for the second quarter of 2005 to $36.6 million for the second quarter of 2006. Direct costs as a percentage of service revenue increased from 45.0% for the second quarter of 2005 to 52.2% for the second quarter of 2006. The increased percentage is due to increased levels of rework on certain projects, the timing of the execution of a significant change order, and the presence of certain project related costs. In addition, due in part to the challenging labor market, we also decided to carry a number of billable staff on the payroll as we balanced the delays and cancellations with our increasing pipeline of new business awards. In the second quarter of 2005, there were certain significant projects where we achieved operational milestones in the quarter, which resulted in marginal efficiencies being realized from those projects. This did not occur during the second quarter of 2006.

Selling, general, and administrative expenses decreased by $1.5 million, or 5.9%, from $25.3 million for the second quarter of 2005 to $23.8 million for the second quarter of 2006 and were slightly offset by a favorable impact from foreign currency fluctuations of approximately $0.2 million. After $0.8 million of non-cash stock option expense, the difference is related to a 7% decline in our corporate services headcount and the reduction of our management bonus accrual. Selling, general, and administrative expenses as a percentage of service revenue were 33.3% for the second quarter of 2005 and 34.0% for the second quarter of 2006.

Depreciation and amortization expense decreased by approximately $0.1 million, or 3.6%, from $2.8 million for the second quarter of 2005 to $2.7 million for the second quarter of 2006. Depreciation and amortization expense as a percentage of service revenue was 3.7% for the second quarter of 2005 and 3.8% for the first quarter of 2006.

Income from operations decreased by $6.7 million, or 48.9%, from $13.7 million for the second quarter of 2005 to $7.0 million for the second quarter of 2006. Income from operations as a percentage of service revenue increased from 18.0% for the second quarter of 2005 to 10.0% for the second quarter of 2006. The decrease in income from operations is the result of a decrease in service revenues explained mostly by the timing and execution of new projects and change orders and cancellations.

Our effective tax rate for the second quarter of 2005 was 38.0% as compared to 1.5% for the same period in 2006. The decrease in our effective rate was partly due to our release of tax valuation allowances on the foreign net operating loss carry forwards in Spain and France and the recognition of a change in prior year tax deductions in the UK which will result in the recapture of tax expense for 2002 through 2005 and the generation of tax net operating losses available for use in 2006. The release of the valuation allowances and the change in prior year tax deductions are both considered discrete events for interim tax reporting and are reflected in the entire period in which they are identified.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Service revenue decreased by $10.3 million, or 6.9%, from $149.6 million for the second quarter of 2005 to $139.3 million for the second quarter of 2006 due to contract delays, cancellations, and the timing of execution of change orders on certain projects. This decrease was partially offset by a favorable impact from foreign currency fluctuations of approximately $0.8 million. On a geographic basis, service revenue for the second quarter of 2006 was distributed as follows: North America $93.6 million (67.2%), Europe $41.9 million (30.1%), and rest of world $3.8 million (2.7%)which was consistent with the second quarter of 2005.

Direct costs increased by $2.3 million, or 3.3%, from $69.4 million for the first six months of 2005 to $71.7 million for the same period of 2006. Direct costs as a percentage of service revenue increased from 46.4% for the first six months of 2005 to 51.5% for the same period of 2006. The increased percentage is due to increased levels of rework on certain projects and timing of significant change orders. In addition, due in part to the challenging labor market, we also decided to carry a number of billable staff on the payroll as we balanced the delays and cancellations with our increasing pipeline of new business awards. During the second quarter of 2005, there were certain significant projects where we achieved operational milestones, which resulted in marginal efficiencies being realized from those projects. This did not occur during the second quarter of 2006.

Selling, general, and administrative expenses decreased by $2.8 million, or 5.6%, from $49.7 million for the first six months of 2005 to $46.9 million for the same period of 2006 and were slightly offset by a favorable impact from foreign currency fluctuations of approximately $0.1 million. After $1.9 million of non-cash stock option expense, the difference is related to the reduction of our management bonus accrual. Selling, general, and administrative expenses as a percentage of service revenue were 33.2% for the first six months of 2005 and 33.6% for the same period of 2006.

Depreciation and amortization expense decreased by approximately $0.5 million, or 8.9%, from $5.6 million for the first six months of 2005 to $5.1 million for the same period of 2006. Depreciation and amortization expense as a percentage of service revenue was 3.7% for the first six months of 2005 and 2006, respectively.

Income from operations decreased by $9.3 million, or 37.3%, from $24.9 million for the first six months of 2005 to $15.6 million for the same period of 2006. Income from operations as a percentage of service revenue increased from 16.6% for the first six months of 2005 to 11.2% for the same period in 2006. The decrease in income from operations is explained by a decrease in service revenues explained mostly by the timing and execution of new projects and cancellations.

Our effective tax rate for the first six months of 2005 was 38.0% as compared to 18.5% for the same period in 2006. The decrease in our effective rate was partly due to our release of tax valuation allowances on the foreign net operating loss carry forwards in Spain and France and the recognition of a change in prior year tax deductions in the UK which will result in the recapture of tax expense for 2002 through 2005 and the generation of tax net operating losses available for use in 2006. The release of the valuation allowances and the change in prior year tax deductions are both considered discrete events for interim tax reporting and are reflected in the entire period in which they are identified.

Recent Developments

On June 18, 2006, we entered into a definitive agreement to acquire all of the equity of Pharma Bio-Research (“PBR”), a Netherlands-based phase I/IIa unit and bioanalytical laboratory. The transaction closed on July 21, 2006, resulting in payment of approximately $107.0 million plus closing and other costs. The cash component was approximately $98 million, of which approximately $68 million was paid from cash accounts and approximately $30 million were drawn from our existing credit facility. The stock component is approximately $15 million or 674,507 new shares valued at $22.52 per share fixed based on the signature date of the purchase agreement. The acquisition will be accounted for as a business combination using the purchase method of accounting. Results of PBR’s acquired operations will be included in the consolidated financial statements from the date of acquisition.

Liquidity and Capital Resources

As of June 30, 2006, we had approximately $86.1 million of cash and cash equivalents. However, as a result of recent developments we had utilized $68 million for the acquisition. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible acquisitions, geographic expansion, working capital, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities.

In the first six months of 2006, net cash provided by operations was $11.3 million as compared to net cash used in operations of $10.9 million for the same period during the prior year. Advanced billings increased during the first six months of 2006 by $12.7 million compared to a $36.2 million decrease for the same period of 2005. The primary reason for this increase is the increased initial invoicing on new business obtained in the past few quarters. Cash collections from accounts receivable were $200.9 million for the first six months of 2006, as compared to $161.6 million for the same period in 2005. This increase is primarily due to the timing of collections of initial billings on new business. In addition, adjustments to reconcile net income of $12.9 million in 2006 to cash provided by operating activities include the addback of $5.1 million for depreciation and amortization, and $4.3 million provided for by changes in assets and liabilities. Days sales outstanding, which includes accounts receivable, unbilled services and advanced billings, were a positive 17 days and a positive one day as of June 30, 2006 and 2005, respectively.

Net cash used in investing activities was $3.3 million for the first six months of 2006 as compared to net cash provided by investing activities of $13.2 million for the same period of 2005. The decrease in cash provided was due to our sale of marketable securities during the year 2005. We expect our capital expenditures to be approximately $10 to $11 million for the full year 2006, with the majority of the spending related to information technology enhancement and expansion.

Net cash provided by financing activities in the first six months of 2006 was $3.4 million compared to net cash used of $0.1 million in the same period of 2005. Proceeds from the exercise of stock options of $2.0 million and excess tax benefits from share-based compensation of $1.5 million are the primary reason for this increase.

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

Our current credit facility provides for a $75.0 million revolving line of credit that terminates on December 23, 2008. At any time within three years after December 23, 2004 and so long as no event of default is continuing, we have the right, in consultation with the administrative agent, to request increases in the aggregate principal amount of the facility in minimum increments of $5.0 million up to an aggregate increase of $50.0 million (and which would make the total amount available under the facility $125.0 million). The revolving credit facility is available for general corporate purposes (including working capital expenses, capital expenditures, and permitted acquisitions), the issuance of letters of credit and swingline loans for our account, for the refinancing of certain existing indebtedness, and to pay fees and expenses related to the facility. All borrowings are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. A portion of the facility is also available for alternative currency loans. As of June 30, 2006, we have not drawn any amount of indebtedness under our revolving credit facility. However, as noted in recent developments, we drew approximately $30 million on our credit facility in July, 2006.

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

Our quarterly and annual effective income tax rate could vary substantially. We operate in several foreign jurisdictions and in each jurisdiction where we estimate annual pre-tax income, we must also estimate the local effective tax rate. In each jurisdiction where we estimate annual pre-tax losses, we must evaluate local tax attributes and the likelihood of recovery for foreign loss carryforwards, if any. Changes in currency exchange rates and the factors discussed above result in the consolidated tax rate being subject to significant variations and adjustments during interim and annual periods.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $0.8 million and $1.9 million, respectively, which consisted of stock-based compensation expense related to employee stock options. See Note 2 to the Consolidated Financial Statements for additional information.

The Company estimates the value of employee stock options on the date of grant using The Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the stock price of similar entities as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Due to our limited trading history, we calculated expected volatility of our stock based on the volatility of the share price of similar entities. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first six months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For the three and six months ended June 30, 2006, the amount of compensation expense recognized was $0.8 million and $1.9 million, respectively, which was recorded in selling, general and administrative expenses in the condensed consolidated statement of operations. On a diluted per share basis, the incremental change was $0.03 and $0.06 per diluted share for the three and six month periods ended June 30, 2006, respectively, which were not present in 2005.

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

Interest Rate Risk

At June 30, 2006, we had no amounts outstanding under our revolving credit facility. Future drawings under the facility will bear interest at various rates. Historically, we have mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements.

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

For the quarter ended June 30, 2006, approximately 6.7% and 12.5% of total service revenue was denominated in British pounds and Euros, respectively. The Company periodically enters into foreign currency derivatives to mitigate exposure to movements between the US dollar and the British pound and the US dollar and Euro. These derivatives are designated as cash flow hedges and accordingly the changes in fair value have been recorded in stockholders equity (as a component of comprehensive income). These derivatives were accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The potential decrease in net income resulting from a hypothetical weakening of the U.S. dollar relative to the British pound and Euro of 10% would have been approximately $0.8 million for the six months ended June 30, 2006.

Foreign Currency Hedges

In the first and second quarter of 2006, we entered into a number of foreign currency hedging contracts to mitigate exposure to movements between the U.S. dollar and the British pound, the U.S. dollar and the Euro, and the U.S. dollar and the Canadian dollar. We agreed to purchase a given amount of British pounds, Euros, and Canadian dollars at established dates throughout 2006. The transactions were structured as no-cost collars. These derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognize derivative instruments as either assets or liabilities in the balance sheet and measure them at fair value. These derivatives are designated as cash flow hedges.

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

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on the evaluation we conducted, our management has concluded that our disclosure controls and procedures are effectively designed to ensure that we record, process, summarize, and report information required to be disclosed by us within the time periods specified by the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

We are currently involved, as we are from time to time, in legal proceedings that arise in the ordinary course of our business. We believe that we have adequately reserved for these liabilities and that there is no other litigation pending that could materially harm our results of operations and financial condition.

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

We review acquisitions candidates in the ordinary course of our business. Acquisitions involve numerous risks, including the expenses incurred in connection with the acquisition, the difficulties in assimilating operations, the diversion of management’s attention from other business concerns, and the potential loss of key employees of the acquired company. Acquisitions of foreign companies involve the additional risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel, and overcoming language barriers. All of these attributes are present in the PBR acquisition, which closed on July 21, 2006. We cannot assure you that we will successfully integrate this or future acquisitions into our operations.

ITEM 3.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported, in connection with our acquisition of PBR, we entered into a Share and Loan Note Purchase Agreement by and among us, PBR Holdings SA, a Luxembourg société anomyme (“Holdings”), PBR and certain other parties (collectively with Holdings, the “Sellers”) (the “Agreement”) under which we agreed to acquire all of the outstanding shares of PBR for $98 million in cash and debt and 674,505 of restricted shares of our common stock.

The Sellers agreed that the restricted shares of our common stock issued upon the closing of the acquisition are subject to lock-up restrictions under which the Sellers agree to refrain from transferring, hedging or otherwise disposing of the shares for a period of one year after the closing of the acquisition. Prior to the expiration of the lock-up period, we have agreed to register the resale of the shares by Holdings and to maintain an effective registration statement for the shares for a period of up to one year after the registration statement becomes effective.

The offer and sale of the shares of our common stock upon the closing of the acquisition are exempt from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation S promulgated thereunder.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on June 12, 2006. At the Annual Meeting two directors were reelected to the Board of Directors with the following vote cast: Jean Pierre L. Conte received 18,414,870 votes for and 1,198,255 votes were withheld; Armin Kessler received 18,845,296 votes for and 767,829 votes were withheld. The following directors’ term of office as a director continued after the meeting; Melvin D. Booth, Robert E. Conway, Patrick K. Donnelly, Judith A. Hemberger, and Robert J. Weltman.

In addition, at the Annual Meeting, the selection of PriceWaterhouseCoopers, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 was ratified with 19,610,675 votes for, 1,300 votes against and 1,150 votes were withheld.

Furthermore, at the Annual Meeting, the Company’s Employee Stock Purchase Plan was ratified with 18,982,667 votes for, 104,616 votes against and 3,010 votes were withheld.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit
Number		Description of Exhibit

10	.1(1)	Share and Loan Note Purchase Agreement by and among PRA International, Colomera Investments B.V., PBR Holdings SA and Pharma Bio-Research Metaholdings B.V., dated June 18, 2006. The schedules to Share Purchase Agreement are omitted but will be furnished to the Securities and Exchange Commission supplementally upon request.
10	.2(1)	Amendment of the Share and Loan Note Purchase Agreement by and among PRA International, colomera Investments B.vV., PBR Holdings SA and Pharma Bio-Research Metaholdings B.V., dated July 21, 2006.
21	.1(2)	Subsidiaries of PRA International.
31	.1(1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31	.2(1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32	.1(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.
32	.2(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

(1)	Incorporated by reference to Form 8-K filed on July 26, 2006 (File No. 000-51029).

(2)	Furnished herewith.

(3)	Filed herewith.

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

Dated: August 3, 2006