Form 10-Q
period 2006-09-30
PRA International
filed 2006-11-01
CIK 1293243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 25, 2006, 24,141,544 shares of the registrant’s common stock, par value $0.01 per share were outstanding.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRA INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	September 30,
	2005	2006
		(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$73,640	$20,514
Accounts receivable and unbilled services, net	85,426	111,589
Prepaid expenses and other current assets	8,678	9,911
Deferred tax assets	663	805

Total current assets	168,407	142,819
Fixed assets, net	26,906	31,291
Goodwill	106,748	202,950
Other intangibles, net of accumulated amortization of $6,307 and $7,497 as of and December 31, 2005 and September 30, 2006, respectively	24,530	39,007
Other assets	2,773	2,284

Total assets	$329,364	$418,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$21,640	$15,714
Accrued expenses and other current liabilities	34,574	32,773
Income taxes payable	7,782	10,899
Advance billings	62,651	87,212

Total current liabilities	126,647	146,598
Debt	—	24,000
Deferred tax liability	7,499	6,793
Other liabilities	6,352	5,431

Total liabilities	140,498	182,822

Commitments and Contingencies
Stockholders’ equity
Common stock $0.01 par value; 36,000,000 shares authorized as of December 31, 2005 and September 30, 2006; 22,915,896 and 23,941,544 shares issued and outstanding as of December 31, 2005 and September 30, 2006, respectively	229	240
Treasury stock	(93)	(93)
Additional paid-in capital	130,338	153,531
Accumulated other comprehensive income	3,515	5,850
Retained earnings	54,877	76,001

Total stockholders’ equity	188,866	235,529

Total liabilities and stockholders’ equity	$329,364	$418,351

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Revenue
Service revenue	$75,567	$81,504	$225,191	$220,797
Reimbursement revenue	7,602	8,120	24,585	24,829

Total revenue	83,169	89,624	249,776	245,626
Operating expenses
Direct costs	34,537	40,988	103,973	112,729
Reimbursable out-of-pocket costs	7,602	8,120	24,585	24,829
Selling, general, and administrative	24,654	25,833	74,325	72,705
Depreciation and amortization	2,856	3,697	8,479	8,774

Income from operations	13,520	10,986	38,414	26,589
Interest expense	(132)	(529)	(349)	(823)
Interest income	380	265	1,228	1,296
Other expense	(292)	(65)	(786)	(519)

Income before income taxes	13,476	10,657	38,507	26,543
Provision for income taxes	4,267	2,474	13,785	5,419

Net income	$9,209	$8,183	$24,722	$21,124

Net income per share
Basic	$0.41	$0.34	$1.10	$0.91
Diluted	$0.38	$0.33	$1.01	$0.86
Weighted average number of common shares outstanding
Basic	22,548	23,754	22,436	23,294
Diluted	24,477	24,938	24,362	24,557

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

					Additional
					Paid-in	Accumulated	Retained
					Capital	Other	Earnings/		Other
	Common Stock		Treasury Stock		Common	Comprehensive	(Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Stock	Income/(Loss)	Deficit)	Total	Income

Balance as of December 31, 2005	22,915,896	$229	14,216	$(93)	$130,338	$3,515	$54,877	$188,866
Exercise of common stock options	336,242	4	—	—	2,615	—	—	2,619
Shares issued in connection with acquisition	674,505	7	—	—	15,279	—	—	15,286
Shares issued in connection with prior acquisition	14,116	—	—	—	175	—	—	175
Shares issued from manager stock purchase plan	785	—	—	—	20	—	—	20
Stock option tax benefit	—	—	—	—	1,626	—	—	1,626
Stock-based compensation expense	—	—	—	—	3,478	—	—	3,478
Net income	—	—	—	—	—	—	21,124	21,124	$21,124
Other comprehensive income
Foreign currency translation adjustment, net of tax	—	—	—	—	—	2,415	—	2,415	2,415
Fair market value adjustment on cash flow hedge, net of tax						(80)		(80)	(80)

Comprehensive income									$23,459

Balance as of September 30, 2006 (unaudited)	23,941,544	$240	14,216	$(93)	$153,531	$5,850	$76,001	$235,529

The accompanying notes are an integral part of these financial statements

PRA INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2005	2006

Cash flow from operating activities
Net income	$24,722	$21,124
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,479	8,774
Stock-based compensation	—	3,478
Provision for doubtful receivables	370	416
Provision for deferred income taxes	(3,035)	(4,582)
Excess tax benefits from share-based compensation	—	(1,626)
Changes in assets and liabilities, net of acquisition:
Accounts receivable and unbilled services	1,547	(17,745)
Prepaid expenses and other assets	(1,390)	751
Accounts payable and accrued expenses	5,814	(22,330)
Income taxes	(3,391)	4,557
Advance billings	(42,060)	22,512

Net cash (used in) provided by operating activities	(8,944)	15,329

Cash flow from investing activities
Purchase of fixed assets	(8,037)	(4,941)
Disposal of fixed assets	97	115
Purchase of marketable securities	(22,375)	—
Cash paid for acquisitions, net of cash acquired	(7,297)	(93,450)
Proceeds from marketable securities	46,875	—

Net cash provided by (used in) investing activities	9,263	(98,276)

Cash flow from financing activities
Repayment of debt and capital leases	(138)	(6,050)
Drawdown on revolving line of credit, net	—	30,000
Issuance costs related to public offerings	(600)	—
Excess tax benefits from share-based compensation	2,842	1,626
Proceeds from stock option exercises	1,889	2,619

Net cash provided by financing activities	3,993	28,195
Effect of exchange rate on cash and cash equivalents	120	1,626

Increase (decrease) in cash and cash equivalents	4,432	(53,126)
Cash and cash equivalents at beginning of period	65,888	73,640

Cash and cash equivalents at end of period	$70,320	$20,514

Supplemental disclosure of cash flow information
Cash paid for taxes	$16,850	$5,957

Cash paid for interest	$213	$487

Supplemental disclosure of noncash investing and financing activities
The Company purchased all the assets and liabilities of PBR for cash and stock of $109,060.
Fair value of assets		$124,268
Cash paid and equity issued		(109,060)

Liabilities assumed		$15,208

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Preparation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated condensed financial statements of PRA International and subsidiaries for the years ended December 31, 2005, 2004, and 2003 included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The most recent annual test performed for 2005 did not identify any instances of impairment and there were no events through September 30, 2006 that warranted a reconsideration of our impairment test results.

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

As is customary in the industry, the Company routinely enters into separate agreements on behalf of its clients with independent physician investigators in connection with clinical trials. The reimbursements received for investigator fees are netted against the related cost, since such fees are the primary obligation of the Company’s clients, on a “pass-through basis,” without risk or reward to the Company. The Company is not obligated either to perform the service or to pay the investigator in the event of default by the client. The amounts identified for payment to investigators were $12.2 million and $38.7 million for the three and nine months ending September 30, 2006 and $16.1 million and $44.5 million for the three and nine months ending September 30, 2005, respectively.

Significant Customers

Service revenue from individual customers greater than 10% of consolidated service revenue in the respective periods was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Customer A	15%	*	13%	*
Customer B	11%	*	10%	*
Customer C	10%	*	11%	*
Customer D	*	*	*	10%

*	Less than 10% of consolidated service revenues in the respective period.

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

Concentration of Credit Risk —

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of September 30, 2006, substantially all of the Company’s cash and cash equivalents were held in or invested with domestic banks. Accounts receivable include amounts due from pharmaceutical and biotechnology companies. Accounts receivable and unbilled services from individual customers that are equal to or greater than 10% of consolidated accounts receivable in the respective periods were as follows:

	December 31,	September 30,
	2005	2006

Customer A	16%	17%
Customer C	11%	*
Customer D	*	16%

*	Less than 10% of consolidated accounts receivable and unbilled services as of the end of each period.

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

Comprehensive Income (Loss)

The components of comprehensive income (loss) include the foreign currency translation adjustment and adjustments resulting from changes in the fair value of foreign currency derivatives and a euro window forward.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are reversed at such time that realization is believed to be more likely than not.

Stock-Based Compensation

The primary type of share-based payment utilized by the Company is stock options. Stock options are awards which allow the employee to purchase shares of the Company’s stock at a fixed price. Stock options are granted at an exercise price equal to the Company stock price at the date of grant. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment” under the modified prospective method as described in SFAS No. 123(R). Under this transition method, compensation

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

expense recognized in the three and nine months ended September 30, 2006 includes compensation expense for all stock-based payments granted during the three and nine months ended September 30, 2006 and for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Accordingly, prior period financials have not been restated. For the three and nine months ended September 30, 2006, the amount of compensation expense recognized was $1.5 million and $3.5 million, respectively, which was recorded in selling, general, and administrative expenses in the condensed consolidated statement of operations.

No compensation expense related to stock-based grants has been recorded in the consolidated statement of operations for the three or nine months ended September 30, 2005, as all of the shares granted had an exercise price equal to the market value of the underlying stock on the date of grant. Prior period results have not been restated with the adoption of SFAS No. 123(R).

Stock Options

The stock option compensation cost calculated under the fair value approach is recognized on a pro rata basis over the vesting period of the stock options (usually four years). All stock option grants are subject to graded vesting as services are rendered and have a contractual life between 7 and 10 years. The fair value for granted options was estimated at the time of the grant using the Black-Scholes option-pricing model. Due to limited trading history the expected volatilities are based on the volatility of share prices of similar entities and the Company uses historical data to estimate option exercise behavior.

During the nine months ended September 30, 2006 and 2005, the Company issued 828,750 and 452,500 options, respectively. The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Nine Months Ended
	September 30,
	2005	2006

Dividend yield	0%	0%
Expected volatility	37.80%	48.63%
Risk-free interest rate	3.88%	4.56%
Expected terms in years	5	6.5

The following table summarizes information related to stock option activity for the respective periods:

	For the Nine
	Months Ended
	September 30,
	2005	2006
	($ In thousands, except per share data)

Weighted-average fair value of options granted per share	$10.53	$12.81
Intrinsic value of options exercised	$8,056	$5,688
Cash received from options exercised	$1,889	$2,619
Actual tax benefit realized for tax deductions from option exercises	$2,842	$1,626

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Aggregated information regarding the Company’s fixed stock option plans is summarized below:

			Weighted Average
			Remaining	Aggregate
		Wtd. Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
				(Millions)

Outstanding December 31, 2005	3,149,373	$11.60
Granted	828,750	25.47
Exercised	(336,242)	8.41
Expired/forfeited	(194,225)	21.53

Outstanding September 30, 2006	3,447,656	$14.69	5.7	$42

Exercisable at September 30, 2006	1,712,529	$6.84	5.3	$34

Stock-based compensation expense included in the statement of operations for the three and nine months ended September 30, 2006, was approximately $1.5 million and $3.5 million, respectively. As of September 30, 2006, there were approximately $12.7 million of total unrecognized stock-based compensation costs related to options granted under our plans that will be recognized over a weighted average period of 1.6 years. Awards granted prior to the Company’s implementation of SFAS 123(R) were accounted for under the recognition and measurement principles of APB Opinion 25. Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2005, because all options granted under the Company’s plans had exercise prices equal to the market value of the underlying common stock on the date of the grant. Pro forma net income and net income per share, as if the company had applied the fair value recognition provisions of SFAS 123 to stock based compensation for periods presented prior to the Company’s adoption of SFAS 123(R), are as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2005	September 30, 2005

Net income, as reported	$9,209	$24,722
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(380)	(1,049)

SFAS No. 123 pro forma net income	$8,829	$23,673

Basic net income per share, as reported	$0.41	$1.10
Basic net income per share, pro forma	$0.39	$1.06
Diluted net income per share, as reported	$0.38	$1.01
Diluted net income per share, pro forma	$0.36	$0.97

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

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the amounts used to determine the basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Numerator:
Net income for basic and diluted EPS	$9,209	$8,183	$24,722	$21,124

Denominator:
Weighted average shares for basic EPS	22,548	23,754	22,436	23,294
Effect of dilutive stock options	1,929	1,184	1,926	1,263

Weighted average shares for diluted EPS	24,477	24,938	24,362	24,557

Basic earnings per share	$0.41	$0.34	$1.10	$0.91

Diluted earnings per share	$0.38	$0.33	$1.01	$0.86

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

(3)	Accounts receivable and unbilled services

Accounts receivable and unbilled services include service revenue, reimbursement revenue, and amounts associated with work performed by investigators (dollars in thousands):

	December 31,	September 30,
	2005	2006

Accounts receivable	$45,933	$66,673
Unbilled services	44,189	50,085

	90,122	116,758
Less: Allowance for doubtful accounts	(4,696)	(5,169)

	$85,426	$111,589

(4)	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 were as follows (dollars in thousands):

Carrying amount as of December 31, 2005	$106,748
Acquisitions	95,150
Foreign currency exchange rate changes	1,052

Carrying amount as of September 30, 2006	$202,950

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Other intangibles consist of the following (dollars in thousands):

		As of December 31,			As of September 30,
	Weighted	2005			2006
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In Years)

Non-compete and other agreements	2	$2,504	$2,413	$91	$3,058	$2,637	$421
Customer relationships	10	8,492	3,420	5,072	23,541	4,386	19,155
Trade names	Indefinite	19,841	474	19,367	19,905	474	19,431

		$30,837	$6,307	$24,530	$46,504	$7,497	$39,007

Amortization expense related to other intangibles was approximately $0.3 million and $0.8 million for the three and nine months ended September 30, 2005 and $0.6 million and $1.2 million for the three and nine months ended September 30, 2006, respectively. Estimated amortization expense for the next five years is as follows:

(In thousands)

2006 (remaining 3 months)	$797
2007	2,573
2008	2,361
2009	2,361
2010	2,361
2011 and thereafter	9,123

$19,576

(5)	Accounting for Derivative Instruments and Hedging Activities

In 2006, we entered into foreign currency derivatives to mitigate exposure to movements between the US dollar and the British pound, Canadian dollar and Euro. We agreed to purchase a given amount of British pounds, Canadian dollars and Euros at established dates through 2006. The transactions are structured as no-cost collars whereby we neither paid more than an established ceiling exchange rate nor less than an established floor exchange rate on the notional amounts hedged. These agreements expired throughout 2006. We entered into similar derivative agreements in 2005 and we expect to continue to use similar derivatives to mitigate our foreign currency exposure.

In August, 2006 we entered into an interest rate swap with a notional amount of $15 million, to mitigate exposure to movements in our borrowing rate under our credit facility. We agreed to swap our floating rate for a fixed rate for 2 years.

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

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

claims is uncertain, management believes that these legal proceedings will not have a material adverse effect on the financial condition or results of future operations of the Company.

(7)	Related-Party Transactions

The Company currently leases operating facilities from a related party under a lease agreement which expires in December 2009. The lease features fixed annual rent increases of approximately 2.7%. Rental expense under this lease was approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2006, respectively.

(8)	Segment Reporting — Operations by Geographic Area

The Company’s operations consist of one reportable segment, which represents management’s view of the Company’s operations based on its management and internal reporting structure. The following table presents certain enterprise-wide information about the Company’s operations by geographic area (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Service revenue
United States	$42,399	$43,017	$128,789	$120,856
Canada	7,253	7,970	21,753	23,713
Europe	23,533	27,920	67,845	69,821
Other	2,382	2,597	6,804	6,407

	$75,567	$81,504	$225,191	$220,797

	December 31,	September 30,
	2005	2006

Long-lived assets
United States	$23,423	$19,834
Canada	1,448	725
Europe	4,265	12,207
Other	543	810

	$29,679	$33,576

(9)	Acquisitions

On July 21, 2006, the Company acquired all of the outstanding shares and the related shareholder debt of Pharma-Bio Research Metaholdings B.V., a Netherlands corporation (“PBR”), an early-phase clinical development company based in The Netherlands, for approximately $107 million plus closing and other costs. The purchase was paid using a $30 million draw on PRA’s existing line of credit, the issuance of 674,505 shares of restricted stock, and cash of $61 million. The shares were issued at approximately $22.50 per share, representing the average daily closing price of PRA common stock a few days around the execution of the definitive purchase agreement, which was June 16, 2006. The shares are subject to lock-up restrictions barring the transfer, hedging, or otherwise disposing of the shares for a period of one year after the closing of the acquisition. The acquisition was accounted for as a business combination using the purchase method of accounting, with the results of PBR’s operations included from the purchase date. The purchase price has been allocated to acquired assets, primarily goodwill and other intangible assets which includes customer lists and non-compete agreements. Near the time of the execution of the share and loan note purchase agreement, the Company entered into a foreign currency forward to mitigate the

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

risk of exchange rate relating to the purchase price which, by contract, was paid in Euro. At closing, the instrument was effective and mitigated approximately $400,000 in currency fluctuation.

The following table provides summary unaudited pro forma results of operations for the three months and nine months ended September 30, 2005, and 2006, as if the entities had been combined at the beginning of each period. The pro forma financial information is based on estimates and assumptions which have been made solely for the purpose of developing such pro forma presentation. The estimated adjustments are derived from preliminary purchase price allocation and related information. The preliminary purchase price allocation is still subject to change pending assistance from independent valuation specialists in determining the fair value of the assets and liabilities acquired. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the operating results or financial position that would have occurred if the merger had been completed on the dates indicated above, nor are the data necessarily indicative of future operating results or financial position.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Pro forma revenue	$93,800	$92,039	$286,558	$271,150
Pro forma net income	$8,036	$7,772	$24,574	$20,661
Pro forma net income per diluted share	$0.32	$0.30	$0.98	$0.82

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information included elsewhere in this report. This discussion contains forward-looking statements about our business and operations. Our actual results could differ materially from those anticipated in such forward-looking statements.

Overview

We provide clinical drug development services on a contract basis to biotechnology and pharmaceutical companies worldwide. We conduct clinical trials globally and are one of a limited number of clinical research organizations, or CROs, with the capability to serve the growing need of pharmaceutical and biotechnology companies to conduct complex clinical trials in multiple geographies concurrently. We offer our clients high-quality services designed to provide data to clients as rapidly as possible and reduce product development time. We believe our services enable our clients to introduce their products into the marketplace faster and, as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, our comprehensive services and broad experience provide our clients with a variable cost alternative to fixed cost internal development capabilities.

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

We review various financial and operational metrics, including service revenue, margins, earnings, new business awards, and backlog to evaluate our financial performance. Our service revenue was $294.7 million in 2005 and $81.5 million and $220.8 million for the three and nine months ended September 30, 2006, respectively. Once contracted work begins, service revenue is recognized over the life of the contract as services are performed. We commence service revenue recognition when a contract is signed or when we receive a signed task order or letter of intent.

Our new business awards were $103.3 million and $169.4 million for the three months ended September 30, 2005 and 2006, respectively, and $317.4 million and $383.4 million for the nine months ended September 30, 2005 and 2005, respectively. New business awards arise when a client selects us to execute its trial and so indicates by written or electronic correspondence. The number of new business awards can vary significantly from quarter to quarter, and awards can have terms ranging from several months to several years. The value of a new award is the anticipated service revenue over the life of the contract, which does not include reimbursement activity or investigator fees.

Our backlog consists of anticipated service revenue from new business awards that either have not started but are anticipated to begin in the near future or are contracts in process that have not been completed. Backlog varies from period to period depending upon new business awards and contract increases, cancellations, and the amount of service revenue recognized under existing contracts. Project cancellations were $21.0 million and $12.0 million for the three month periods ended September 30, 2006 and 2005, respectively. Our backlog at September 30, 2006 and 2005 was $605 million and $494 million, respectively.

Income from operations was $13.5 million and $11.0 million for the quarters ended September 30, 2005 and 2006, respectively.

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

Depreciation and Amortization

Depreciation represents the periodic charge on our fixed assets as they age and become less productive. The charge is recorded on a straight-line method, based on estimated useful lives of three to ten years for computer hardware and software and seven years for furniture and equipment. Leasehold improvements are depreciated over the shorter of ten years or the lease term. Amortization expenses consist of a periodic charge recorded on identified finite-lived intangible assets on a straight-line method over their estimated useful lives. Goodwill and indefinite-lived intangible assets were being amortized prior to January 1, 2002. Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets” we do not amortize goodwill and indefinite-lived intangible assets.

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

Our foreign subsidiaries are taxed separately in their respective jurisdictions. As of September 30, 2006 and December 31, 2005, we had foreign net operating loss carryforwards. The carryforward periods for these losses vary from five years to an indefinite number of years depending on the jurisdiction. Our ability to offset future taxable income with the foreign net operating loss carryforwards may be limited in certain instances, including changes in ownership. During the first quarter of 2006, a benefit associated with foreign net operating losses was recognized for financial statement purposes through a release of prior period valuation allowance. This discrete event resulted in a reduction in the cumulative 2006 tax expense of $0.7 million for the first quarter. During the second quarter of 2006, an additional benefit was recognized for tax benefits available to the Company related to research and development incentive programs in the United Kingdom for prior periods. This was reported as a discrete event in determining our tax expense and resulted in a reduction of our cumulative 2006 tax expense of $2.2 million.

Exchange Rate Fluctuations

The majority of our foreign operations transact in the euro, pound sterling, or Canadian dollar. As a result, our revenue is subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following average exchange rates:

	September 30,	December 31,	September 30,
	2005	2005	2006

U.S. Dollars per:
Euro	1.25	1.24	1.25
Pound Sterling	1.84	1.81	1.82
Canadian Dollar	0.82	0.83	0.89

Results of Operations

Many of our current contracts include clinical trials covering multiple geographic locations. We utilize the same management system and reporting structure to monitor and manage these activities on the same basis worldwide. For this reason, we consider our operations to be a single business unit, and we present our results of operations as a single reportable segment.

The following table summarizes certain statement of operations data as a percentage of service revenue for the periods shown. We monitor and measure costs as a percentage of service revenue rather than total revenue as this is a more meaningful comparison and better reflects the operations of our business.

	Year Ended December 31,			Nine Months Ended September 30,
	2003	2004	2005	2005	2006

Service revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Direct costs	51.1	48.3	46.3	46.2	51.1
Selling, general, and administrative	32.5	32.5	32.5	33.0	32.9
Depreciation and amortization	3.6	3.5	3.8	3.8	4.0
Management fee	0.3	0.3	—	—	—
Option repurchase	—	1.3	—	—	—
Vested option bonus	—	0.9	—	—	—

Income from operations	12.5	13.1	17.4	17.0	12.0
Interest expense	(2.9)	(1.4)	(0.2)	(0.1)	(0.4)
Interest income	0.1	0.1	0.6	0.5	0.6
Other income (expenses), net	(1.6)	0.0	(0.4)	(0.3)	(0.2)

Income before income taxes	8.1	11.8	17.4	17.1	12.0
Provision for income taxes	2.8	4.3	6.4	6.1	2.4

Net income	5.3%	7.5%	10.9%	11.0%	9.6%

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

	Year Ended December 31,			Nine Months Ended September 30,
	2003	2004	2005	2005	2006
				(Unaudited)	(Unaudited)

Revenue
Service revenue	$247,888	$277,479	$294,739	$225,191	$220,797
Reimbursement revenue	42,109	30,165	31,505	24,585	24,829

Total revenue	$289,997	$307,644	$326,244	$249,776	$245,626
Operating expenses
Direct costs	126,501	134,067	136,572	103,973	112,729
Reimbursable out-of-pocket costs	42,109	30,165	31,505	24,585	24,829
Selling, general, and administrative	80,585	90,139	95,827	74,325	72,705
Depreciation and amortization	8,967	9,691	11,156	8,479	8,774
Management fee	800	704	—	—	—
Option repurchase(1)	—	3,713	—	—	—
Vested option bonus(1)	—	2,738	—	—	—

Income from operations	31,035	36,427	51,184	38,414	26,589
Interest income (expense), net	(6,856)	(3,643)	1,181	879	473
Other income (expenses), net	(4,023)	(38)	(1,137)	(786)	(519)

Income before income taxes	20,156	32,746	51,228	38,507	26,543
Provision for income taxes	6,909	11,997	19,005	13,785	5,419

Net income	$13,247	$20,749	$32,223	$24,722	$21,124

	Year Ended December 31,			Nine Months Ended September 30,
	2003	2004	2005	2005	2006
				(Unaudited)	(Unaudited)

Net income per share
Basic	$0.83	$1.13	$1.43	$1.10	$0.91
Diluted	$0.71	$1.02	$1.32	$1.01	$0.86
Shares used to compute net income per share:
Basic	15,965,408	18,442,313	22,527,108	22,436,480	23,294,442
Diluted	18,666,012	20,329,852	24,389,592	24,362,464	24,557,484
Other Financial Data:
Net cash provided by (used in) operating activities	$2,058	$71,636	$(1,477)	$(8,944)	$15,329
Net cash provided by (used in) investing activities	(9,599)	(32,350)	4,016	9,263	(98,276)
Net cash provided by (used in) financing activities	26,028	(6,430)	5,441	3,993	28,195
Non-GAAP Data:
Adjusted EBITDA(2)	$35,979	$52,531	$61,203	$46,107	$34,844
Adjusted EBITDA as a % of service revenue	14.5%	18.9%	20.8%	20.5%	15.8%
EBITDA(2)	$35,979	$46,080	$61,203	$46,107	$34,844
EBITDA as a % of service revenue	14.5%	16.6%	20.8%	20.5%	15.8%
Consolidated Balance Sheet Data:
Cash and cash equivalents	$32,328	$65,888	$73,640	$70,320	$20,514
Marketable securities	—	24,500	—	—	—
Working capital	(8,449)	11,478	41,760	35,366	(3,779)
Total assets	298,558	337,344	329,364	320,652	418,351
Long-term debt and capital leases, less current maturities	57,810	75	9	11	24,004
Stockholders’ equity	74,565	150,379	188,866	179,865	235,529

(1)	Includes a $3.7 million charge for the repurchase of options, predominantly from former employees, and a $2.7 million charge for a per-vested-option bonus paid to all employee option holders, both of which were executed in connection with the culmination of the January 2004 tender process.

(2)	Adjusted EBITDA and EBITDA are not substitutes for operating income, net income, or cash flow from operating activities as determined in accordance with GAAP as measures of performance or liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.” For each of the periods indicated, the following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by (used in) operating activities and to net income.

	Year Ended December 31,			Nine Months Ended September 30,
	2003	2004	2005	2005	2006
				(Unaudited)	(Unaudited)

Adjusted EBITDA	$35,979	$52,531	$61,203	$46,107	$34,844
Option repurchase	—	(3,713)	—	—	—
Vested option bonus	—	(2,738)	—	—	—

EBITDA	35,979	46,080	61,203	46,107	34,844
Depreciation and amortization	(8,967)	(9,691)	(11,156)	(8,479)	(8,774)
Interest expense, net	(6,856)	(3,643)	1,181	879	473
Provision for income taxes	(6,909)	(11,997)	(19,005)	(13,785)	(5,419)

Net income	13,247	20,749	32,223	24,722	21,124
Depreciation and amortization	8,967	9,691	11,156	8,479	8,774
Stock-based compensation	—	—	—	—	3,478
Provision for doubtful receivables	4,851	1,914	(123)	370	416
Amortization of debt discount	1,642	—	—	—	—
Excess tax benefits from share-based compensation	—	—	—	—	(1,626)
Provision for deferred income taxes	(3,997)	2,606	2,354	(3,035)	(4,582)
Debt issuance costs write-off	750	1,241	—	—	—
Changes in assets and liabilities:
Accounts receivable and unbilled services	(18,538)	15,373	(3,057)	1,547	(17,745)
Prepaid expenses and other assets	408	1,226	(2,465)	(1,390)	751
Accounts payable and accrued expenses	(4,873)	7,793	11,022	5,814	(22,330)
Income taxes	(481)	12,150	(3,677)	(3,391)	4,557
Advance billings	82	(1,107)	(48,910)	(42,060)	22,512

Net cash provided by (used in) operating activities	$2,058	$71,636	$(1,477)	$(8,944)	$15,329

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Service revenue increased by $5.9 million, from $75.6 million for the third quarter of 2005 to $81.5 million for the third quarter of 2006 due primarily to contribution of service revenue from our acquisition of PBR, which closed in July, 2006, and a favorable impact from foreign currency fluctuations of approximately $1.1 million. On a geographic basis, service revenue for the third quarter of 2006 was distributed as follows: North America $51.0 million (62.6%), Europe $27.9 million (34.2%), and rest of world $2.6 million (3.2%). For the third quarter of 2005, service revenue was distributed as follows: North America $49.7 million (65.7%), Europe $23.5 million (31.1%), and rest of world $2.4 million (3.2%).

Direct costs increased by $6.5 million, from $34.5 million for the third quarter of 2005 to $41.0 million for the third quarter of 2006. Direct costs as a percentage of service revenue increased from 45.7% for the third quarter of 2005 to 50.3% for the third quarter of 2006. The increase in the dollar amount is due primarily to the acquisition of PBR. The increase in the percentage is from the Company being less efficient in the current quarter than in the third quarter of 2005, when the Company achieved certain project milestones, which resulted in marginal efficiencies being realized from these projects. In addition, in the current quarter, the Company was more efficient than in the first half of the year as the workforce was more effectively deployed. In effect, the impact of the delays and cancellations were mitigated by the commencement of new project work. This increase in costs was offset by a favorable impact from foreign currency fluctuations of $0.5 million.

Selling, general, and administrative expenses increased by $1.2 million, from $24.7 million for the third quarter of 2005 to $25.8 million for the third quarter of 2006. The difference is due to the acquisition of PBR and the $1.5 million of non-cash stock option expense offset by an 8% decline in our corporate services staff and the reduction of our management bonus expense. There was also a favorable impact from foreign currency fluctuations of $0.3 million. Selling, general, and administrative expenses as a percentage of service revenue were 32.6% for the third quarter of 2005 and 31.7% for the third quarter of 2006.

Depreciation and amortization expense increased by approximately $0.8 million, from $2.9 million for the third quarter of 2005 to $3.7 million for the third quarter of 2006, primarily as a result of the PBR acquisition. Depreciation and amortization expense as a percentage of service revenue was 3.8% for the third quarter of 2005 and 4.5% for the third quarter of 2006.

Income from operations decreased by $2.5 million, from $13.5 million for the third quarter of 2005 to $11.0 million for the third quarter of 2006. Income from operations as a percentage of service revenue decreased from 17.9% for the third quarter of 2005 to 13.5% for the third quarter of 2006. The decrease in income from operations is primarily the result of the impact of SFAS 123 and the impact of direct costs as noted above.

Our effective tax rate for the third quarter of 2005 was 31.7% as compared to 23.2% for the same period in 2006. The decrease in our effective rate was due primarily to the impact of a discrete event, which originated in the second quarter for the tax benefit for UK research and development deductions and the inclusion of PBR in our operations for the third quarter.

Nine months Ended September 30, 2006 Compared to Nine months Ended September 30, 2005

Service revenue decreased by $4.4 million, from $225.2 million for the third quarter of 2005 to $220.8 million for the third quarter of 2006 due to contract delays and cancellations. This decrease was partially offset by service revenue from our acquisition of PBR in July, and a favorable impact from foreign currency fluctuations of approximately $2.0 million. On a geographic basis, service revenue for the first nine months of 2006 was distributed as follows: North America $144.6 million (65.5%), Europe $69.8 million (31.6%), and rest of world $6.4 million (2.9%). For the first nine months of 2005 service revenue was distributed as follows: North America $150.6 million (66.9%), Europe $67.8 million, (30.1%), and rest of world $6.8 million (3.0%).

Direct costs increased by $8.8 million, from $104.0 million for the first nine months of 2005 to $112.7 million for the same period of 2006. Direct costs as a percentage of service revenue increased from 46.2% for the first nine months of 2005 to 51.1% for the same period of 2006. There were increased costs from our PBR acquisition in July. The increase in the percentage is because we decided to carry a number of billable staff in light of recent delays and cancellations and our effective rate is lower this year when compared to last year. Additionally, there were certain significant projects where we achieved operational milestones in 2005, which resulted in marginal efficiencies being realized from these projects, which did not occur in 2006.

Selling, general, and administrative expenses decreased by $1.6 million, from $74.3 million for the first nine months of 2005 to $72.7 million for the same period of 2006. The decrease is due to the reduction of our management bonus accrual, the reduction in the level of expenses for compliance with the Sarbanes-Oxley Act of 2002, which is a typical year two decline, and a $0.4 million favorable impact from foreign currency fluctuations. These decreases were partially offset by $3.5 million of non-cash stock option expense. Selling, general, and administrative expenses as a percentage of service revenue were 33.0% for the first nine months of 2005 and 32.9% for the same period of 2006.

Depreciation and amortization expense increased by approximately $0.3 million, from $8.5 million for the first nine months of 2005 to $8.8 million for the same period of 2006. Depreciation and amortization expense as a percentage of service revenue was 3.8% for the first nine months of 2005 and 4.0% for the first nine months of 2006. The increase was due to the acquisition of PBR.

Income from operations decreased by $11.8 million, from $38.4 million for the first nine months of 2005 to $26.6 million for the same period of 2006. Income from operations as a percentage of service revenue decreased from 17.1% for the first nine months of 2005 to 12.0% for the same period in 2006. The decrease in income from operations is due to the impact of SFAS 123 and to a lesser extent a decrease in service revenues explained mostly by the timing and execution of new projects and cancellations.

Our effective tax rate for the first nine months of 2005 was 35.8% as compared to 20.4% for the same period in 2006. The decrease in our effective rate was partly due to our release of tax valuation allowances on the foreign net operating loss carry forwards in Spain and France, tax benefits available to the Company related to research and development incentive programs in the United Kingdom in the current year and for prior periods and the inclusion of PBR in operations beginning in the third quarter. The release of the valuation allowances and the change in prior year tax deductions are both considered discrete events.

Recent Developments

On July 21, 2006, we acquired PBR, for approximately $107 million plus closing and other costs. The purchase price was paid using a $30 million draw on PRA’s existing line of credit, the issuance of 674,505 shares of restricted stock, and cash of $61 million. The shares were issued at a price per share of approximately $22.50. The shares are subject to lock-up restrictions barring the transfer, hedging, or otherwise disposing of the shares for a period of one year after the closing of the acquisition. The acquisition was accounted for as a business combination using the purchase method of accounting, with the results of PBR’s operations included from the purchase date. The purchase price has been allocated to goodwill and other intangible assets, including customer lists and non-compete agreements.

Liquidity and Capital Resources

As of September 30, 2006, we had approximately $20.5 million of cash and cash equivalents. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible acquisitions, geographic expansion, working capital, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities.

In the first nine months of 2006, net cash provided by operations was $15.3 million as compared to net cash used in operations of $8.9 million for the same period during the prior year. Advanced billings increased during the first nine months of 2006 by $22.5 million compared to a $42.1 million decrease for the same period of 2005. The primary reason for this increase is the increased initial invoicing on new business obtained in the past few quarters. Cash collections from accounts receivable were $299.1 million for the first nine months of 2006, as compared to $245.9 million for the same period in 2005. This increase is primarily due to the timing of collections of initial billings on new business. In addition, adjustments to reconcile net income of $6.5 million in 2006 to cash provided by operating activities include the addback of $8.8 million for depreciation and amortization, offset by $12.3 million in changes in assets and liabilities. Days sales outstanding, which includes accounts receivable, unbilled services and advanced billings, were 27 days and 15 days as of September 30, 2006 and 2005, respectively.

Net cash used in investing activities was $98.3 million for the first nine months of 2006 as compared to net cash provided by investing activities of $9.3 million for the same period of 2005. This is primarily due to the PBR acquisition in the third quarter of 2006. The decrease in cash provided was due to our sale of marketable securities during the first quarter of 2005. We expect our capital expenditures to be approximately $7 to $8 million for the full year 2006, with the majority of the spending related to information technology enhancement and expansion of our laboratory business.

Net cash provided by financing activities in the first nine months of 2006 was $28.2 million compared to net $4.0 million in the same period of 2005. The net drawdown from our credit facility for the acquisition of PBR was the primary reason for the increase.

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

Our current credit facility provides for a $75.0 million revolving line of credit that terminates on December 23, 2008. At any time within three years after December 23, 2004 and so long as no event of default is continuing, we have the right, in consultation with the administrative agent, to request increases in the aggregate principal amount of the facility in minimum increments of $5.0 million up to an aggregate increase of $50.0 million (and which would make the total amount available under the facility $125.0 million). The revolving credit facility is available for general corporate purposes (including working capital expenses, capital expenditures, and permitted acquisitions), the issuance of letters of credit and swingline loans for our account, for the refinancing of certain existing indebtedness, and to pay fees and expenses related to the facility. All borrowings are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. A portion of the facility is also available for alternative currency loans. As of September 30, 2006, we have $24 million outstanding on our revolving credit facility.

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

Our quarterly and annual effective income tax rate could vary substantially. We operate in several foreign jurisdictions and in each jurisdiction we estimate annual pre-tax income and the local effective tax rate. In each jurisdiction, we must evaluate local tax attributes and the likelihood of recovery of such attributes. Changes in currency exchange rates and the factors discussed above result in the consolidated tax rate being subject to significant variations and adjustments during interim and annual periods.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $1.5 million and $3.5 million, respectively, which consisted of stock-based compensation expense related to employee stock options. See Note 2 to the Consolidated Financial Statements for additional information.

The Company estimates the value of employee stock options on the date of grant using The Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the stock price of similar entities as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Due to our limited trading history, we calculated expected volatility of our stock based on the volatility of the share price of similar entities. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first nine months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For the three and nine months ended September 30, 2006, the amount of compensation expense recognized was $1.5 million and $3.5 million, respectively, which was recorded in selling, general and administrative expenses in the condensed consolidated statement of operations. On a diluted per share basis, the incremental change was $0.05 and $0.11 per diluted share for the three and nine month periods ended September 30, 2006, respectively, which were not present in 2005.

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

Interest Rate Risk

At September 30, 2006, we had $24 million outstanding under our revolving credit facility at a rate of 6.58%. Future drawings under the facility will bear interest at various rates. We have mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements.

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

For the quarter ended September 30, 2006, approximately 6.4% and 24.2% of total service revenue was denominated in British pounds and Euros, respectively. The Company periodically enters into foreign currency derivatives to mitigate exposure to movements between the US dollar and the British pound and the US dollar and Euro. These derivatives are designated as cash flow hedges and accordingly the changes in fair value have been recorded in stockholders equity (as a component of comprehensive income). These derivatives were accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The potential decrease in net income resulting from a hypothetical weakening of the U.S. dollar relative to the British pound and Euro of 10% would have been approximately $0.8 million for the nine months ended September 30, 2006.

Foreign Currency Hedges

In the first and third quarter of 2006, we entered into a number of foreign currency hedging contracts to mitigate exposure to movements between the U.S. dollar and the British pound, the U.S. dollar and the Euro, and the U.S. dollar and the Canadian dollar. We agreed to purchase a given amount of British pounds, Euros, and Canadian dollars at established dates throughout 2006. The transactions were structured as no-cost collars. These derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognize derivative instruments as either assets or liabilities in the balance sheet and measure them at fair value. These derivatives are designated as cash flow hedges.

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

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on the evaluation we conducted, our management has concluded that our disclosure controls and procedures are effectively designed to ensure that we record, process, summarize, and report information required to be disclosed by us within the time periods specified by the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 6.	EXHIBITS

Exhibit
Number		Description of Exhibit

10	.1(1)	Share and Loan Note Purchase Agreement by and among PRA International, Colomera Investments B.V., PBR Holdings SA and Pharma Bio-Research Metaholdings B.V., dated June 18, 2006. The schedules to Share Purchase Agreement are omitted but will be furnished to the Securities and Exchange Commission supplementally upon request.
10	.2(1)	Amendment of the Share and Loan Note Purchase Agreement by and among PRA International, Colomera Investments B.V., PBR Holdings SA and Pharma Bio-Research Metaholdings B.V., dated July 21, 2006.
21	.1(2)	Subsidiaries of PRA International.
31	.1(1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31	.2(1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32	.1(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.
32	.2(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

(1)	Incorporated by reference to Form 8-K filed on July 26, 2006 (File No. 000-51029).

(2)	Furnished herewith.

(3)	Filed herewith.

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

Dated: November 1, 2006