Form 10-K
period 2006-12-31
PRA International
filed 2007-03-14
CIK 1293243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Common Stock, $0.01 par value per share
NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

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

As of January 31, 2007, 24,378,068 shares of the registrant’s common stock, par value $0.01 per share, were outstanding. As of June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was $435,769,049 based on a closing price of $22.27 on The Nasdaq Global Market on such date. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

PRA INTERNATIONAL

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2006

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future results and events. In addition, our senior management may from time to time make forward-looking statements orally to analysists, investors, the news media, and others. You can identify these forward-looking statements by our use of words such as “anticipates,” “believes,” “continues,” “expects,” “intends,” “likely,” “may,” “opportunity,” “plans,” “potential,” “project,” “will,” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. Such factors include, among others, the following:

•	the possibility of business disruption in connection with our restructuring initiatives;

•	the effect of contracts, which are generally terminable on little or no notice, being terminated;

•	our ability to achieve growth objectives, particularly in our largest markets and new and emerging markets;

•	our ability to implement our Project Assurance program and our standard operating procedures globally;

•	our ability to successfully identify new business opportunities and acquisition candidates, and our ability to successfully integrate or manage any acquired business;

•	our ability to meet our current and future supply needs and to control other costs under our contracts, many of which are fixed-fee contracts;

•	our ability to attract and retain key personnel and executives, particularly individuals with scientific, technical and managerial expertise;

•	competitive uncertainties in our markets that could lead to greater industry consolidation and increased price competition, including competition from full-service CROs, some of which are larger than we are and have greater resources, and from smaller entities with specialty focuses;

•	our ability to compete on reliability, past performance, expertise and experience in specific therapeutic areas, scope of service offerings, strengths in various geographic markets, technological capabilities, ability to manage large-scale clinical trials both domestically and internationally, and price;

•	our ability to retain and grow our global sales force, to bid successfully on proposal requests and to develop preferred vendor relationships;

•	our ability to protect our intellectual property rights;

•	the impact of substantial currency fluctuations and default risk on the results of our foreign operations;

•	the effect of changes in market trends and operational requirements in the pharmaceutical and biotechnology industries;

•	a general economic downturn in our markets, information technology systems outages or other sudden disruption in business operations beyond our control as a result of events such as acts of terrorism or war, natural disasters, pandemic situations and large scale power outages;

•	the impact of evolving industry standards, rapid technological changes and health care reform;

•	the effect of political, legal and regulatory risks, including the possible imposition of sanctions, as well as foreign exchange or other restrictions, imposed on us and our operations by governmental entities;

•	our ability to comply with privacy laws, which vary in scope and complexity, in the multiple jurisdictions in which we operate; and

•	the risk of an adverse outcome or potential liability in any material future litigations.

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Item 1A — Risk Factors.”

Readers are cautioned not to place undue reliance on forward-looking statements in this report or that we make from time to time, and to consider carefully the factors discussed in “Item 1A — Risk Factors” in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

We are a global contract research organization, or CRO, with approximately 2,700 employees working from 30 offices located in North America, Europe, Africa, South America, Australia, and Asia. CROs assist pharmaceutical and biotechnology companies in developing drug compounds, biologics, and drug delivery devices and gaining certain regulatory approval. The conduct of clinical trials, in which a product candidate is tested for safety and efficacy, forms a major part of the regulatory approval process. Completing the approval process as efficiently and quickly as possible is a priority for sponsoring pharmaceutical and biotechnology companies because they must receive regulatory approval prior to marketing their products. Revenue for CROs is typically generated on a fee for service basis on either a time and materials or a fixed-price contract arrangement with the client.

We conduct clinical trials globally and serve the growing need of pharmaceutical and biotechnology companies to conduct complex clinical trials in multiple geographies concurrently. We incorporated in Delaware in April 2001, with predecessors dating back to 1976. Our qualified and experienced clinical and scientific staff has been delivering clinical drug development services to our customers for over 30 years, and our service offerings now encompass most points of the clinical drug development process. We provide our expertise in several therapeutic areas of strategic interest to our customers.

We perform a broad array of services across the spectrum of clinical development programs, from the filing of Investigational New Drug applications, or INDs, and similar foreign regulatory applications, to the conduct of all phases of clinical trials, to product registration and post-marketing studies. Our core global clinical development services include the following:

•	creating drug development and regulatory strategy plans;

•	utilizing bioanalytical laboratory testing;

•	executing Phase I clinical trials;

•	performing Phase II through IV multi-center, international clinical trials;

•	developing and analyzing integrated global clinical databases;

•	preparing and submitting regulatory filings around the world; and

•	managing long-term drug safety programs.

Since 1999, we have conducted over 2,300 clinical trial projects for over 295 clients. We have collaborated with nine of the ten largest pharmaceutical companies and seven of the ten largest biotechnology companies over the last two years in many therapeutic areas. Moreover, we have preferred vendor relationships with seven of the world’s leading pharmaceutical and biotechnology companies. These preferred vendor relationships allow us to be one of a limited number of CROs that have been pre-qualified by these clients to compete for their outsourced projects. In 2006, we derived approximately 19% of our service revenue from major biotechnology companies, 27% from emerging biotechnology companies, 36% from large pharmaceutical companies, and 18% from Japanese pharmaceutical and biotechnology companies. We generated service revenue of $303.2 million and operating income of $33.2 million in 2006, representing a compounded annual growth rate since 2000 of 20.5% and 28.5%, respectively.

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

CROs derive substantially all of their revenue from pharmaceutical and biotechnology companies’ research and development expenditures, which have increased substantially in recent years. Specifically, Wall Street research estimates that pharmaceutical R&D will grow roughly 8% in 2008 and 5% in 2009. These estimates are based on R&D spending projections by 33 pharmaceutical companies: in 2005, the companies had aggregate global sales of $403 billion, representing approximately 67% of the global market. In addition, R&D spending by the pharmaceutical industry as a percentage of sales is expected to remain at around 15%. We anticipate that the rate of outsourcing will increase due to growing acceptance among drug companies of the benefits of outsourcing and the growing proportion of research and development spending accounted for by biotechnology companies, which tend to outsource a larger portion of their research and development activities to CROs. Furthermore, a recent study by the Tufts Center for the Study of Drug Development found that projects that relied heavily on CRO participation submitted their data to regulators more than thirty days closer to the projected submission date than projects with less CRO participation.

Global Drug Approval Process

Discovering and developing new drugs is an expensive and time-consuming process and is highly regulated and monitored. In addition, it typically takes between 10 and 15 years to develop a new prescription drug and obtain approval to market it in the United States. Regulatory requirements are a significant driver of the costs and time involved in drug development, and are a contributing factor in limiting the number of approved products that reach the market to approximately one in 250 substances that enter the pre-clinical testing process. Specifically, before a new prescription drug reaches commercialization, it must undergo extensive clinical testing and, eventually, regulatory review for verification that the drug is safe and efficacious for its intended use. CROs offer regulatory and scientific support, clinical trials expertise and management, and infrastructure/staffing support, thus providing the flexibility either to supplement an organization’s in-house development capabilities or to deliver an outsourced solution. In addition, a recent study by the Tufts Center for the Study of Drug Development found that projects that relied heavily on CRO participation submitted their data to regulators more than thirty days closer to the projected submission date than projects with less CRO participation.

U.S. Approval Process.  In the United States, applications to market new drug products are submitted to and reviewed by FDA. The FDA reviews all aspects of the drug development process, including drug toxicity levels and efficacy, protocol design, product labeling and manufacturing, and marketing claims. If and when the FDA has approved a New Drug Application, or NDA, or, in the case of biologics, a Biologic License Application, or BLA, the applicant will be permitted to market and sell the drug. In some instances, post-approval trials are requested to monitor safety and to review efficacy issues.

EU Approval Process.  In the European Union, there are two approval processes, the Centralized Procedure and the Mutual Recognition Procedure. An application filed under the Centralized Procedure is made with the European Agency for the Evaluation of Medicinal Products, or EMEA, for a marketing authorization that is valid in all EU Member States. This procedure is available for all new or so-called “innovative” medicinal products. It is mandatory for all medicinal products developed by means of certain biotechnological processes, medicinal products containing a new active substance for the treatment of Acquired Immune Deficiency Syndrome, cancer, neurodegenerative disorder or diabetes and certain medicinal products for veterinary use. This marketing authorization must be renewed after five years on the basis of a re-evaluation by EMEA of the risk-benefit assessment.

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

Each EU Member State may either issue objections to the application, or request additional data. By the 90th day, each submitted Member State must approve or reject the drug. If the drug is approved, each Member State grants the applicant independent marketing agreements, which must be renewed every five years. Periodically, the applicant must submit safety reports to the national health authorities of each Member State.

In addition to the Centralized and the Mutual Recognition Procedures, a single national marketing authorization within the EU authorization is available when an applicant chooses to restrict a marketing authorization to one EU Member State.

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

Drug Development Cycle

Regardless of the region in which approval is being sought, before a new clinical product candidate is ready for submission for approval by regulatory authorities, it must undergo a rigorous clinical trial process. The clinical trial process must be conducted in accordance with regulations promulgated by the FDA or appropriate foreign regulatory body, which require the drug to be tested and studied in certain ways. Human clinical trials seek to establish the safety and efficacy of the drug in humans. In some situations, clients may outsource the entire clinical program, all phases or a combination of phases, to a single CRO to gain efficiencies. The clinical trial process generally consists of the following interrelated phases, which may overlap:

•	Phase I. Phase I trials are conducted in healthy individuals and usually involve 20 to 80 subjects and typically range from six to 12 months. These trials are designed to establish the basic safety, dose tolerance, and metabolism of the clinical product candidate. If the trial establishes basic safety and metabolism of the clinical product candidate, Phase II trials begin.

•	Phase II. Phase II trials are conducted in patients who have the disorder a molecule is designed to treat. These trials typically test 100 to 300 patients and last on average 12 to 18 months. Phase II trials are typically designed to identify possible adverse effects and safety risks, to determine the efficacy of the clinical product candidate, and to determine dose tolerance. If the molecule appears safe and effective, Phase III trials begin.

•	Phase III. Phase III trials involve significantly larger and more diverse populations than Phase I and II trials and are conducted at multiple sites. On average, this phase lasts from one to three years. Depending on the size and complexity, Phase III CRO contracts can exceed $10 million in some cases. During this phase, the drug’s safety and effectiveness are further examined and evaluated.

If the drug passes through Phase III, then an NDA is submitted for approval by FDA or other appropriate country regulatory agencies. The NDA includes, among other things, the clinical trial data generated and analyzed during the clinical development process.

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

CRO Industry Trends

We believe that the following factors have contributed and will continue to contribute, to the growth of the CRO industry:

Globalization of Drug Development.  Given their desire to maximize speed and global market penetration to achieve higher potential returns on their research and development expenditures, pharmaceutical and biotechnology companies are increasingly pursuing simultaneous regulatory new drug submissions and approvals in multiple countries, rather than sequentially. However, many drug companies do not possess the capability or capacity to simultaneously conduct large-scale clinical trials in more than one country. In addition, building and maintaining internal global infrastructures to pursue multiple drug approvals in different therapeutic categories and locations may not be cost-effective for many pharmaceutical and biotechnology companies. In response to the growing demand for global clinical trials, a few CROs have built a global presence and are able to quickly and efficiently initiate and conduct global clinical studies and integrate the information generated.

Increased Number of Products Entering Development.  We believe that pharmaceutical and biotechnology companies will have a burgeoning number of clinical product candidates and combination therapies entering clinical trials, resulting in an increased need to quickly determine the most promising ones. According to FDA, the number of active commercial INDs has increased from 3,611 in 1999 to 5,445 in 2006, representing an increase of over 50%. We believe that this trend will continue in the future. New research and development in tandem with genomic and proteomic capabilities will see many of these clinical product candidates being tested for multiple indications and in combination with existing treatments. In response, many pharmaceutical and biotechnology companies are enlisting the expertise and flexibility of CROs to expedite and coordinate clinical trials.

Biotechnology Industry Growth.  The biotechnology industry has experienced significant growth over the last few years, primarily driven by technological innovations, product development successes and recent capital raises. According to Ernst & Young, global biotechnology research and development expenditures grew from $7.0 billion in 2000 to $20.4 billion in 2005. We believe that this growth trend in biotechnology research and development expenditures will continue. Many biotechnology companies generally seek to avoid the fixed costs of maintaining an internal drug development infrastructure and lack the resources and clinical development expertise to effectively coordinate large-scale clinical trials. As a result, biotechnology companies tend to outsource significant portions of their research and development spending and we believe this will continue to drive the growth of the CRO industry.

Many biotechnology companies have raised funds in recent years and we believe biotechnology companies will devote a large percentage of these funds to drug development. Biotechnology companies have historically tended to seek a large pharmaceutical company partner relatively early in the product development process for additional capital, assistance with late-stage development and the selling and marketing of the product. Increasingly, however, with greater financial resources, biotechnology companies are better-positioned to advance their drug candidates further in the development process before seeking a partner, thus preserving more or all of the economic returns for themselves.

Increased Regulatory Scrutiny.  Global drug regulators are requiring greater amounts of clinical trial data to support the approval of new drugs. As an effort to minimize risks potentially associated with the use of drugs, regulatory agencies are requiring a greater amount of safety and post-approval information and monitoring of drugs. The greater complexity in clinical research, regulatory oversight and the level of specialization required to conduct tests have contributed to an increase in the average number of clinical trials required per new drug, increasing the uncertainty and costs of bringing a new drug to market and maintaining the marketing authorization. We believe that global pharmaceutical and biotechnology companies that hire CROs to conduct or augment their resources for these complex trials will continue to drive the demand for CRO services.

Need for Quick, Efficient, and Cost-Effective Drug Development.  CROs have the therapeutic expertise and manpower to help drug companies improve and potentially shorten the drug development process by up to six months, thereby lengthening the product’s marketing life within its patent exclusivity period. Furthermore, outsourcing eliminates the pharmaceutical company’s need to invest in information systems, infrastructure, hire development researchers, or ramp up operations, thereby avoiding unnecessary fixed costs. Drug companies are facing pricing pressures due to the increased use of generic drugs, governmental pressures and greater overall price competition for branded drugs. As a result, pharmaceutical companies wish to introduce new drugs as quickly and efficiently as possible. For example, a blockbuster pharmaceutical product ($1 billion or more in annual revenues) can produce $2.7 million or more per day in revenues. Since these products enjoy market exclusivity from the date of patent, not the date of first sale, accelerating time to market is critical, as each additional day of sales results in incremental revenue to the pharmaceutical company.

Our Competitive Strengths

Therapeutic Expertise and Scientific Depth.  Our breadth of experience allows us to offer drug development services, vendor management, and patient recruitment access across a broad spectrum of therapeutic indications. We have particularly strong development expertise in therapeutic areas that are key priorities for research and development investment among biotechnology and pharmaceutical companies. In addition, we have significant relationships with therapeutic experts, key opinion leaders, and proven investigators to facilitate timely access to patients in the most important research and development markets worldwide. We believe that we are a world leader in oncology, CNS, cardiovascular, and respiratory/allergy product development, which are all therapeutic areas requiring significant scientific expertise We have an experienced team of clinical and scientific experts who work with our clients to deliver expertise at all points of the clinical drug development process.

Global Leadership Position.  We are a leading clinical research organization. We have significant global reach with resources and knowledge that enable us to seamlessly conduct complex trials on six continents concurrently. Our global scale enables us to select locations that produce more cost-effective and efficient clinical drug development. In addition, our global platform facilitates access to strategic locations and timely patient recruitment for complex clinical trials, which tends to be one of the most significant challenges for our clients during the clinical trials process. Our global reach outside the United States into regions with significant patient availability for clinical trials, has contributed to an increase in the number of global projects, or projects where services are rendered on two or more continents, awarded to us from 14 in 2001 to 34 projects in 2006.

Diversified Client Base.  Our service offerings appeal to both biotechnology and pharmaceutical companies. We have collaborated with nine of the ten largest pharmaceutical companies and seven of the ten largest biotechnology companies over the last two years in the major therapeutic areas. We have a particular strength in the expanding biotechnology industry, which constituted over 46% of our service revenue in 2006. Advances in proteomics and genomics and access to capital have driven growth in the biotechnology industry generally. We believe that biotechnology industry research and development spending is growing at a faster rate than the pharmaceutical industry. We currently provide services to a diversified customer base of over 295 clients and no single project accounted for more than 4% of our service revenue in 2006. We have established preferred vendor relationships with seven of the world’s leading pharmaceutical and biotechnology companies, giving us the ability to compete for a significant portion of the universe of available global clinical development projects.

Proven and Incentivized Management Team and Workforce.  We are led by our experienced executive management team with an average tenure of approximately 10 years with us or our acquired companies. This team has been responsible for building our global platform and maintaining strong client relationships, leading to service revenue of $303.2 million and operating income of $33.2 million in 2006, representing compounded annual growth rates of approximately 20.5% and 28 5%, respectively, since 2000.

We have assembled an experienced and qualified staff. Approximately 22% of our workforce has at least a master’s degree. We believe our employees are well-regarded in the drug development industry for scientific expertise and their experience managing many complex drug studies and are therefore sought out by clients seeking to benefit from our drug development experience. We are dedicated to strengthening our workforce by offering comprehensive training and an attractive work environment. We have broad employee ownership, with over 200 employees owning equity in the Company.

Our Strategy

We intend to continue building PRA into one of the top clinical development organizations in the world by expanding our therapeutic expertise, strengthening our service offerings, leveraging our global infrastructure, broadening our geographic reach, and pursuing a disciplined acquisition strategy. The key components of our strategy are to:

Continue to Leverage and Build Our Expertise in Key Therapeutic Areas.  We believe that our extensive therapeutic expertise is critical to our customers and for the proper design and management of all clinical phases of drug development. Our therapeutic expertise is the number one reason why our clients come to us for service. We intend to continue capitalizing on our market positions in our existing therapeutic categories. We have established a therapeutic business development initiative that is focused on identifying early clinical product candidates in our core therapeutic competencies. We believe that our areas of strength, oncology, CNS, cardiovascular, and respiratory/allergy collectively, based on data from IMS LifeCycle R&D Focus (March 2006), represented approximately 47% of all drug candidates being developed by pharmaceutical and biotechnology companies as of March 2006.

Expand the Breadth and Depth of Our Service Offering.  We plan to build upon our expertise in Phase II and Phase III clinical trials to further grow market share and geographic reach. We intend to expand our global regulatory and drug safety capabilities, which are particularly important to our current and potential pharmaceutical and biotechnology clients. Our 2006 acquisition of PBR has positioned us well in Phase I and we intend to now expand upon that position. In addition, we intend to enhance our service offering in Phase IV, which is one of the fastest growing segment of the CRO industry, according to Frost and Sullivan. We expect electronic data capture, or EDC, capabilities to be of increasing importance to our customers, and we have augmented our EDC capabilities through our alliance with DataLabs which we believe will position us at the forefront of this emerging service area.

Leverage Our Infrastructure to Improve Operational Efficiencies.  We have made significant investments over the past eight years to enhance our global infrastructure. Past investments include recruiting and training qualified professionals, developing a worldwide network of offices and building an integrated information technology platform. We also made additional investments and staff training commitments in our proprietary quality management system, called PRA Management System, or PRAMS. PRAMS reinforces Project Assurance®, our company-wide commitment to consistently achieving customer requirements every time, at every location. We believe that these investments will enable the company to improve patient recruitment, improve efficiency of global clinical trial data collection, and speed regulatory submissions for customers, resulting in improved project margins and overall profits. We plan to continue to enhance our information technology platform to maintain our competitiveness and our adaptable and flexible business support environment.

Augment Our Geographic Reach in Latin America and Asia.  We intend to replicate the success we have achieved in North America, Europe, and existing Southern Hemisphere locations to further expand in South America and in Asia. We have expanded into Argentina to complement our existing office in Brazil, and now have an office in Asia. Both South America and Asia represent significant growth opportunities for us due to their large population bases and developing clinical scientific infrastructures. We believe this will enhance the attractiveness of our service offerings to our existing and new clients. It also better positions us to meet the growing demand for simultaneous global clinical trial services.

Pursue a Disciplined Acquisition Strategy.  We have demonstrated skill in identifying, acquiring, and integrating high quality strategic acquisitions. We have developed a well-refined integration process to ensure a consistent and streamlined assimilation of the staff and expertise of the acquired company. We formulate a detailed integration plan during the diligence process so that we may promptly migrate the acquired operations onto our management system and operating environment to rapidly capture efficiencies and other synergies. Although our main focus is on the previous four strategies, we do expect to opportunistically pursue acquisitions that broaden our drug development platform, geographic reach, and therapeutic capabilities, which will further differentiate us from our competition.

Description of Service Offerings

We offer a broad array of global services that encompass the broad spectrum of clinical development, from filing of INDs and similar regulatory applications to the conduct of all phases of clinical trials, to product registrations, medical and safety reviews, and post-marketing studies. We provide many back office services to clients as well, including processing the payments of investigators and patients. We also collaborate with third-party vendors for services such as imaging and central lab services. Our three core service areas include:

Product Registration Services

Product registration services encompass the design, management, and implementation of study protocols for Phase II and Phase III, which are the critical building blocks of product development programs. We have extensive resources and expertise to design and conduct studies on a global basis, develop integrated global product databases, collect and analyze the data, and prepare and submit regulatory submissions in the United States, Europe, and the rest of the world. A typical full-scale program or project may involve the following components:

•	clinical program review and consultation;

•	protocol and design the case report form, or CRF;

•	feasibility studies for investigator interest and patient availability;

•	project management;

•	investigator site selection and qualification;

•	investigational site support and clinical monitoring;

•	data management;

•	analysis and reporting;

•	investigator handbook and meetings;

•	medical and scientific publications; and

•	regulatory filings.

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

Scientific and Medical Affairs

Our Scientific and Medical Affairs group provides four sets of related services: Therapuetic Expertise, which focuses on the design and implementation of clinical development programs in a particular therapeutic area; Safety and Risk Management, which deals with all medical and safety-related aspects during the development and marketing processes; Regulatory Affairs, which assists clients in dealing with regulatory requirements during the entire product life-cycle; and Medical Affairs, which focuses on post approval, Phase IV trials. Scientific and Medical Affairs Services are typically provided in concert with our clinical trials management services but are also provided as stand-alone services.

Therapuetic Expertise.  Our Therapuetic Expertise team assists our customers with the design and implementation of entire clinical development programs and is the number one reason why our clients come to PRA. Our current and potential customers increasingly seek partners who can provide these capabilities. Our Therapeutic Expertise group provides both external and internal customers with opinion-leader level therapeutic expertise in the design and implementation of high-quality product development programs and helps clients achieve key development milestones in a cost and time effective manner. Our Therapuetic Expertise is generally used by emerging biotechnology companies that lack clinical development infrastructure, Japanese pharmaceutical companies pursuing registration in Europe and the United States and larger pharmaceutical companies exploring new therapeutic areas. Senior scientific, clinical, and marketing experts from our Therapuetic Expertise team join our project teams to perform the following services:

•	assess pre-clinical and clinical data, products, and programs;

•	analyze markets and competition;

•	prepare clinical and regulatory approval strategy plans;

•	design clinical studies or programs;

•	identify and form scientific advisory boards;

•	provide high-level consultation on specific scientific and clinical issues;

•	provide program planning, management, and oversight from IND application submission to product registration and market launch;

•	design and evaluate feasibility studies;

•	respond to investigator questions regarding a study protocol; and

•	review of clinical study data and reports.

We have significant clinical trials experience in the following therapeutic areas:

Therapeutic Areas:	Specific Areas of Expertise:

Analgesics	Acute and chronic pain (including headaches, osteoarthritis)
Cardiovascular disease	Atrial fibrillation, hypertension, coronary artery disease, heart failure, hyperlipidemia, peripheral arterial disease, pulmonary arterial hypertension, stroke, venous thromboembolism
Central nervous system	Alzheimer’s and other dementias, attention deficit hyperactivity disorder, Parkinson’s disease and other movement disorders, schizophrenia, depression, epilepsy, anxiety, obsessive-compulsive disorders, panic disorders, insomnia, multiple sclerosis
Critical care	ARDS (acute respiratory distress syndrome), sepsis
Dermatology	Wound healing, acne, hair loss, psoriasis
Gastroenterology	Duodenal and gastric ulcer, gastroesophogeal reflux disease, H.pylori eradication, inflammatory bowel disease (Crohn’s disease, ulcerative colitis), irritable bowel syndrome
Genitourinary	Incontinence, sexual dysfunction, overactive bladder, benign prostate hyperplasia
HIV/AIDS	Primary disease and treatment/prophylaxis of opportunistic infections
Infectious disease/virology	Pneumonia, sinusitis, chronic bronchitis, childhood and adult vaccines, herpes simplex, hepatitis B and C, respiratory syncytial virus, influenza, fungal infections
Metabolic/Endocrine disease	Diabetes mellitus, growth retardation
Oncology	Pancreatic, prostate, colorectal, breast, renal cell, lung, other solid cancers, all hematologic malignancies
Respiratory/Allergy/Pulmonary	Asthma, allergic rhinitis, COPD (chronic obstructive pulmonary disease), cystic fibrosis
Rheumatology	Rheumatoid arthritis, osteoarthritis, lupus erythematodes
Women’s health	Osteoporosis, hormone replacement therapy

Safety and Risk Management.  The Safety and Risk Management group provides medical, epidemiological, statistical, and safety expertise in three major areas. The Drug Safety Centers are responsible for the management of individual and cumulative safety data, set-up and maintenance of the safety database as well as safety reporting to regulatory authorities, ethics committees, IRB’s and investigators. The Data Pooling and Analyses Centers integrate data from multiple studies and prepare pooled analyses for efficacy and safety. They also support Independent Data Monitoring Committees and pharmaco-epidemiological studies. The multidisciplinary Consultants team is focusing on managing risks potentially associated with the use of products during clinical development or after market launch. These experts facilitate and support client interactions with regulatory authorities and ethics committees worldwide. The Safety and Risk Management group includes physicians, epidemiologists, pharmacists, statisticians, clinical programmers, safety specialists, and research nurses with many years of experience in clinical development and safety management.

Our Safety and Risk Management capabilities include:

•	processing and reporting of serious adverse events in clinical trials;

•	processing and reporting of adverse drug reactions for marketed products;

•	set-up and maintenance of the safety databases

•	annual and other periodic safety update reports for drugs in development and marketed products;

•	coding of clinical data (diseases, medication, adverse events and procedures);

•	design, conduct and analyses of safety and pharmaco-epidemiological studies;

•	integration of multiple clinical studies;

•	generation of integrated summaries of efficacy and safety;

•	set-up and support of Independent Data Monitoring Committees;

•	investigations of safety issues and benefit risk assessments;

•	generation of risk management plans;

•	implementation and evaluation of risk management programs;

•	system analysis and design of safety departments including SOPs; and

•	audits and preparations of regulatory inspections.

Regulatory Affairs.  Our Regulatory Affairs group provides skilled interpretation and consultation on the complex and evolving global regulatory requirements affecting drug development. Though there has been a greater amount of harmonization of global regulatory requirements, many countries still have specific requirements and restrictions and many regulatory authorities are requesting greater amounts of information. Our Regulatory Affairs staff greatly enhances our clients’ ability to submit regulatory documents in a time-efficient manner in multiple locations and markets. Our Regulatory Affairs team provides the following services:

•	strategic regulatory consultation;

•	support of clinical trials applications and application maintenance;

•	preparation and support for agency interactions;

•	comprehensive support for marketing authorizations; and

•	electronic document management in support of global regulatory submissions.

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

Medical Affairs.  Our Medical Affairs group encompasses the design, management, and implementation of peri-approval and post registration programs. We have dedicated resources and expertise to design and conduct large phase IV trials on a global basis. Through our electronic data capture platform we are able to seamlessly gather critical patient data in an effective manner.

Early Development Services

The Early Development Services group provides the expertise to design and implement complex first in man trials in our clinical pharmacology sites in the United States and Europe. Through our recent acquisition of Pharma Bio-Research we have strengthened measurably the depth of our service platform. With our combined experiences, we have completed more than 1,200 Phase I clinical trials and 2,000 bioanalytical studies. We have the following clinics:

•	70 bed Phase I research unit in Zuidlaren, The Netherlands;

•	70 bed Phase IIa clinic in Groningen, The Netherlands which is operated in collaboration with the University Medical Center Groningen, a renouned teaching hospital;

•	50 bed Phase I facility in Lenexa, Kansas.

Each of these units is operated by a dedicated professional staff which includes Pham D’s, physicians, RN’s, LPN’s, medical assistants and paramedics. We also have a dedicated quality assurance group and patient recruitment group.

In addition to the clinics, we have the capability to conduct bioanalytical sample testing with our 20 years of experience and from our fully equipped laboratory in The Netherlands. Our bioanalytical methods include Liquid Chromatography/Mass Spectrometry (LC/MS), High Performance Liquid Chromatography (HPLC), and RadioImmuno Assay (RIA). Our laboratory is equipped with state of the art equipment such as:

•	LC-MS/MS machines;

•	Packard Robotic system;

•	Symbiosis system;

•	HPLL system;

•	Immuno-Analysis suite;

•	Beta cartes; and

•	Sapphire LIMS system;

Project Assurance

We named our differentiated approach to service delivery “Project Assurance.” This is our company-wide commitment to consistently achieving customer requirements-every time at every location. Aspects of our business are dedicated to the timely, reliable and successful delivery of each customer project. The key component of this approach is called the PRA Management System, or PRAMS, our quality management system. PRAMS promotes the reliable delivery of services to customers through a uniform project management methodology which utilizes standardized global processes, monitored by a defined set of performance metrics.

We have made significant investments in information technology resulting in a platform that facilitates seamless global communication and project coordination. This single information technology platform serves our entire organization. This, combined with our standardized procedures, allows our project teams across the world to provide our clients with consistent methodologies and results, no matter which team or location performs the work. In addition, our standardized information technology platform assists us in rapidly integrating acquisitions. As technology is an increasingly important selection criterion for our clients, we have invested in and integrated both proprietary and commercially-available information technologies that allow us to expedite and improve our bidding for client projects, capture and share clinical trial data electronically and make electronic regulatory submissions. We continually review the system development life cycle of every major technology component of our internal and external business services in an effort to maintain our efficiencies and competitive advantage.

Examples of these technology investments include:

•	Clinical Trial Management System, or CTMS. CTMS is a company-wide system used to track and report on the information associated with managing a clinical trial, from initiation through closeout. The system is based upon Siebel’s eClinical product, and allows an authorized user to access data about a clinical trial from anywhere in the world. We believe that this system is critical to our ability to successfully conduct global clinical programs.

•	PRA Estimator. PRA Estimator is our proprietary comprehensive bid development tool which analyzes customer specifications and requests along with therapeutic and patient recruitment requirements, using a set of complex algorithms, to produce various scenarios for bid response.

•	Electronic Trial Master File, or e-TMF®. e-TMF is a company-wide document management system that enables documents to be scanned, indexed, and warehoused electronically. The system, which is built on a Documentum platform, allows access to documents by an authorized user from any of our offices. We believe the benefits of this system include enhanced global project coordination, work-sharing across locations, increased document accountability and tracking, increased security, electronic communication with clients and facilitation of electronic regulatory submissions.

•	Electronic Regulatory Submissions. Our electronic regulatory submissions capability is based on CoreDossier, an industry-accepted software system. This system allows documents to be created, indexed, and cross-referenced electronically for ease of editing while in production and for ease of review by the appropriate regulatory authorities. Electronic submissions can be used at the IND and the NDA submission stages.

•	Flex DMStm. We believe electronic data capture, which involves direct entry of clinical trial data by investigational sites, is gaining acceptance by clients worldwide. EDC permits more rapid data acquisition and locking of final databases. As the technology continues to advance and standards upgraded, we believe that many pharmaceutical and biotechnology companies will shift more and more to EDC. Therefore, we are developing, in conjunction with DataLabs, a hybrid data management system. This EDC based system includes a paper double data entry module and a data clarification form management module. We will be able to support both EDC studies and paper-CRF studies as well as EDC/paper hybrid studies. We continue to have seemless integration software for electronic data transfer to our two data management systems previously mentioned. To date, we have completed 49 EDC studies involving nearly 21,000 patients.

•	Customer Relationship Management, or CRM. This is a company-wide system based on the system suite from Siebel designed to manage customer relationships and new business activities. This system allows customer contacts and new business opportunities to be tracked and shared worldwide to ensure consistent customer interactions.

•	Oracle AERS. Our web-based safety system provides safety database functionality allowing us to provide a comprehensive suite of safety management services to our clients. This provides one uniform global platform to track all safety activities and clinical trial and post marketing case management processing for our clients.

Customers and Suppliers

Our customers include international pharmaceutical and biotechnology companies in the United States, Europe, and Japan. We have collaborated with nine of the ten largest pharmaceutical companies and seven of the ten largest biotechnology companies over the last two years in all major therapeutic areas. We have established preferred vendor relationships with seven of the world’s leading drug development companies. In 2006, we derived approximately 19% of our service revenue from major biotechnology companies, 27% from emerging biotechnology companies, 36% from large pharmaceutical companies, and 18% from Japanese pharmaceutical companies. In 2006, we had no individually significant customers accounting for more than 10% of our service revenue, nor did any single project account for more than 4% of our service revenue.

We utilize a number of suppliers in our business. In 2006, no individual supplier was paid more than $2.9 million. In addition, our top 10 suppliers together received payments during 2006 of approximately $19.4 million. We believe that we will continue to be able to meet our current and future supply needs.

Sales and Marketing

Our sales process is team-oriented and involves operations and Scientific and Medical Affairs teams who contribute their knowledge to project implementation strategies presented in customer proposals. We have a dedicated global sales force consisting of more than 54 individuals organized into 11 customer engagement teams. Our engagement teams work closely with sponsors to build long-term relationships with pharmaceutical and biotechnology companies. Members of senior management are actively involved with clients in order to facilitate resource allocation, project delivery fulfillment and scientific and regulatory review. We rely heavily on our past project performance and therapeutic expertise in winning new business.

Our proposals are bid centrally, either in North America or Europe, using our most seasoned managers from operations. We believe our practice of not bidding on projects that we are unprepared to deliver on schedule has helped us earn a reputation among pharmaceutical and biotechnology companies for honesty and integrity. Our approach to proposal development, led by our knowledgeable drug development experts, allows us to submit value-added proposals that address customer requirements in a creative and tailored manner. Proposal teams often conduct research on competing drugs and our Medical and Safety Services group performs feasibility studies among potential investigators to assess their interest and patient availability, resulting in practicle and feasible proposals. PRA Estimator, our proprietary, comprehensive bid-development tool, allows for rapid and accurate budget creation which forms the initial basis upon which we manage project budgets subsequent to the award of work. In 2006, we had $495.8 million in new business awards, which included 34 global contracts. In 2006, we received and responded to $2.13 billion in proposal requests.

Competition

The CRO industry consists of a number of small, limited-service providers, several dozen medium-sized firms, and several full-service CROs with international capabilities. The industry continues to experience consolidation. This trend of industry consolidation has created greater competition for clients and acquisition candidates among the larger CROs.

We compete primarily with traditional CROs and in-house research and development departments of pharmaceutical and established biotech companies. Our principal traditional CRO competitors are Covance Inc., ICON plc, INC Research, Inc., Kendle International Inc., MDS Pharma Services, PAREXEL International Corporation, Pharmaceutical Product Development, Inc., PharmaNet Development Group, Inc., Quintiles Transnational Corp., United BioSource Corporation, and United HealthCare Corporation. The industry has few barriers to entry. Newer, smaller entities with a specialty focus, such as those aligned to a specific disease or therapeutic area, compete aggressively against larger companies for clients. Increased competition might lead to price and other forms of competition that could harm our operating results.

CROs compete on the basis of a number of factors, including reliability, past performance, expertise and experience in specific therapeutic areas, scope of service offerings, strengths in various geographic markets, technological capabilities, ability to manage large-scale global clinical trials, and price. Although there can be no assurance that we will continue to do so, we believe that we compete favorably in these areas. If in the future we are unable to effectively compete in these areas, we could lose business to our competitors which could harm our operating results.

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

We believe that many clients tend to develop preferred vendor relationships with full-service CROs, which could have the effect of excluding other CROs from the bidding process. We may experience reduced access to certain potential clients due to these arrangements. In addition, some of our competitors are able to offer greater pricing flexibility which could cause us to lose business to those competitors and could harm our operating results.

Backlog

Our studies and projects are performed over varying durations, ranging from several months to several years. Our contract backlog rolls into future service revenue from projects that either have not started, or are in process and have not been completed. We recognize a new business award in backlog only when we receive written or electronic correspondence from the client evidencing a firm commitment. Cancelled contracts and scope reductions are removed from backlog as they occur. Based upon the foregoing, our backlog at December 31, 2006 and 2005 was approximately $620 million and $553 million, respectively. Cancellations totaled $150 million and $83 million at December 31, 2006 and 2005, respectively.

We believe our backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, studies vary in duration. For instance, some studies that are included in 2006 backlog may be completed in 2007, while others may be completed in later years. Second, the scope of studies may change, which may either increase or decrease the amount of backlog. Third, studies may be terminated or delayed at any time by the client or regulatory authorities. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study.

Intellectual Property

We do not own any patent registrations, applications, or licenses. We do maintain and protect trade secrets, know-how and other proprietary information regarding many of our business processes and related systems. We also hold various federal trademark registrations and pending applications, including:

•	PRA® (including a design);

•	PRA International®;

•	PRA Clinical Data Manager®;

•	PRA e-TMF®; and

•	Project Assurance®

•	Flex DMSsm (application pending)

Government Regulation

In the United States, FDA governs the conduct of clinical trials of drug products in human subjects, the form and content of regulatory applications, including, but not limited to, IND applications for human clinical testing and the development, approval, manufacture, safety, labeling, storage, record keeping, and marketing of drug products. FDA has similar authority and similar requirements with respect to the clinical testing of biological products. In the European Union, similar laws and regulations apply, which may vary slightly from one member state to another and are enforced by EMEA or respective national member states’ authorities, depending on the case.

Governmental regulation directly affects our business. Increased regulation leads to more complex clinical trials and an increase in potential business for us. Conversely, a relaxation in the scope of regulatory requirements, such as the introduction of simplified marketing applications for pharmaceutical and biological products, could decrease the business opportunities available to us.

In the United States, we must perform our clinical drug and biologic services in compliance with applicable laws, rules and regulations, including FDA’s good clinical practice, or GCP, which govern, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials. Before a human clinical trial may begin, the manufacturer or sponsor of the clinical product candidate must file an IND with FDA, which contains, among other things, the results of preclinical tests, manufacturer information, and other analytical data. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Each clinical trial must be conducted pursuant to, and in accordance with, an effective IND. In addition, under GCP, each human clinical trial we conduct is subject to the oversight of an institutional review board, or IRB, which is an independent committee that has the regulatory authority to review, approve and monitor a clinical trial for which the IRB has responsibility. FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the study subjects are being exposed to an unacceptable health risk. In the European Union, we must perform our clinical drug services in compliance with essentially similar laws and regulations.

In order to comply with GCP and other regulations, we must, among other things:

•	comply with specific requirements governing the selection of qualified investigators;

•	obtain specific written commitments from the investigators;

•	obtain IRB review and approval of the clinical trial;

•	verify that appropriate patient informed consent is obtained before the patient participates in a clinical trial;

•	ensure adverse drug reactions resulting from the administration of a drug or biologic during a clinical trial are medically evaluated and reported in a timely manner;

•	monitor the validity and accuracy of data;

•	verify drug or device accountability;

•	instruct investigators and study staff to maintain records and reports; and

•	permit appropriate governmental authorities access to data for review.

We must also maintain reports in compliance with applicable regulatory requirements for each study for auditing by the client and FDA or similar regulatory authorities.

A failure to comply with applicable regulations relating to the conduct of clinical trials or the preparation of marketing applications could lead to a variety of sanctions. For example, violations of the GCP regulations could result, depending on the nature of the violation and the type of product involved, in the issuance of a warning letter, suspension or termination of a clinical study, refusal of FDA to approve clinical trial or marketing applications or withdrawal of such applications, injunction, seizure of investigational products, civil penalties, criminal prosecutions, or debarment from assisting in the submission of new drug applications.

We monitor our clinical trials to test for compliance with applicable laws and regulations in the United States and the foreign jurisdictions in which we operate. We have adopted standard operating procedures that are designed to satisfy regulatory requirements and serve as a mechanism for controlling and enhancing the quality of our clinical trials. In the United States, our procedures were developed to ensure compliance with FDA’s GCP regulations and associated guidelines. Within Europe, all work is carried out in accordance with the European Community Note for Guidance, “Good Clinical Practice for Trials on Medicinal Products in the European Community.” In order to facilitate global clinical trials, we have implemented common standard operating procedures across our regions to assure consistency whenever feasible.

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

We are not a covered entity under the HIPAA Privacy Rule. However, in connection with our clinical development activities, we do receive PHI from covered entities subject to HIPAA. In order for those covered entities to disclose PHI to us, the covered entity must obtain an authorization meeting Privacy Rule requirements from the research subject, or make such disclosure pursuant to an exception to the Privacy Rule’s authorization requirement. As part of our research activities, we require covered entities that perform research activities on our behalf to comply with HIPAA, including the Privacy Rule’s authorization requirement.

In Europe, EC Directive 95/46, or the Directive, is intended to protect the personal data of individuals by, among other things, imposing restrictions on the manner in which personal data can be collected, transferred, processed, and disclosed and the purposes for which personal data can be used. National laws and regulations implementing the Directive or dealing with personal data include provisions which, in certain EU member states, are more stringent than the Directive’s mandates and/or cover areas that do not fall within the scope of the Directive. While we strive to comply with all privacy laws potentially applicable to our operations in Europe, we cannot guarantee that our business complies with all of these laws, which vary in scope and complexity in the multiple jurisdictions in which we operate.

We maintain a registration with the Drug Enforcement Agency, or DEA, that enables us to use controlled substances in connection with our research services. Controlled substances are those drugs and drug products that appear on one of five schedules promulgated and administered by DEA under the Controlled Substances Act, or CSA. The CSA governs, among other things, the distribution, recordkeeping, handling, security, and disposal of controlled substances. Our DEA license authorizes us to receive, conduct testing on, and distribute controlled substances in Schedules II through V. A failure to comply with the DEA’s regulations governing these activities could lead to a variety of sanctions, including the revocation or the denial of a renewal of our DEA registration, injunctions, or civil or criminal penalties.

Employees

As of December 31, 2006, we had approximately 2,700 employees, of which 46% were in the United States, 43% were in Europe, 7% were in Canada, and 4% were in Australia, Africa, South America, and Asia. Approximately 22% of our workforce has at least a master’s degree. Our Netherlands employees total approximately 350 as of December 31, 2006 and, exclusive of senior management, are represented under a collective bargaining agreement. We believe that our employee relations are satisfactory. We have entered into employment agreements with each of our named executive officers. See Item 11 “Management — Employment Agreements.”

Announced Restructuring

Subsequent to December 31, 2006 we announced the planned closing of our Eatontown, New Jersey and Ottawa, Canada facilities. Our project managers, project directors and lead CRAs will work from a home-based environment while our associated support functions will be consolidated into our larger offices. We expect no overall reduction in staff. This restructuring will result in a charge in the first two quarters of 2007 of approximately $9 million and is expected to produce annual cost savings of approximately $4 million.

Liability and Insurance

We may be liable to our clients for any failure to conduct their studies properly according to the agreed-upon protocol and contract. If we fail to conduct a study properly in accordance with the agreed-upon procedures, we may have to repeat a study or a particular portion of the services at our expense, reimburse the client for the cost of the services and/or pay additional damages.

At our Phase I clinics, we study the effects of drugs on healthy volunteers. In addition, in our clinical business we, on behalf of our clients, contract with physicians who render professional services, including the administration of the substance being tested, to participants in clinical trials, many of whom are seriously ill and are at great risk of further illness or death as a result of factors other than their participation in a trial. As a result, we could be held liable for bodily injury, death, pain and suffering, loss of consortium, or other personal injury claims and medical expenses arising from a clinical trial. In addition, we sometimes engage the services of vendors necessary for the conduct of a clinical trial, such as laboratories or medical diagnostic specialists. Because these vendors are engaged as subcontractors, we are responsible for their performance and may be held liable for damages if the subcontractors fail to perform in the manner specified in their contract.

To reduce our potential liability, informed consent is required from each volunteer and we obtain indemnity provisions in our client contracts. These indemnities generally do not, however, protect us against certain of our own actions such as those involving negligence or misconduct. Our business, financial condition and operating results could be harmed if we were required to pay damages or incur defense costs in connection with a claim that is not indemnified, that is outside the scope of an indemnity or where the indemnity, although applicable, is not honored in accordance with its terms.

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

Environmental Regulation and Liability

We are subject to various laws and regulations relating to the protection of the environment and human health and safety in the countries in which we do business, including laws and regulations governing the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. Our operations include the use, generation, and disposal of hazardous materials and highly regulated medical wastes. We may, in the future, incur liability under environmental statutes and regulations for contamination of sites we own or operate (including contamination caused by prior owners or operators of such sites), the off-site disposal of hazardous substances and for personal injuries or property damage arising from exposure to hazardous materials from our operations. We believe that we have been and are in substantial compliance with all applicable environmental laws and regulations and that we currently have no liabilities under such environmental requirements that could reasonably be expected to harm our business, results of operations or financial condition.

ITEM 1A.  RISK FACTORS

If any of the following risks materialize, our business, financial condition, or results of operations could be materially harmed. In that case, the market price of our common stock could decline.

Risks Related to Our Business

We may experience difficulties, delays or unexpected costs in completing and achieving the anticipated benefits of our restructuring plan.

We recently announced a restructuring plan as part of a drive to fuel revenue growth and expand profit margins. To build a more satisfied employee base, to support the restructuring of our services and to drive more efficiency and lower operating costs, we are closing two of our facilities. We expect no overall reduction in staff. This restructuring will result in a charge in the first two quarters of 2007 of approximately $9 million and is expected to produce annual cost savings of approximately $4 million. In addition, we are focusing on addressing customer needs around three service areas: Early Development, Project Registration and Scientific and Medical Affairs. We may not realize, in full or in part, the anticipated benefits from these initiatives, and other events and circumstances, such as difficulties, delays or unexpected costs, may occur which could result in our not realizing all or any of the anticipated benefits. We also cannot predict whether we will realize expected synergies and improved operating performance as a result of any restructuring or whether any restructuring will adversely affect our ability to retain key employees, which, in turn, would adversely affect our operating results. Further, in the event the market fluctuates up or down, we may not have the appropriate level of resources and personnel to appropriately react to the change. We are also subject to the risk of business disruption in connection with our restructuring initiatives, which could have a material adverse effect on our business, financial condition and operating results.

Our contracts are generally terminable on little or no notice. Termination of a large contract for services or multiple contracts for services could adversely affect our revenue and profitability.

Most of our contracts are terminable without cause upon 30 to 60 days’ notice by the client. Clients terminate or delay contracts for various reasons. We routinely experience termination or cancellation by customers in the ordinary course of business.

The reasons most frequently given for termination include:

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

The loss or delay of a program or large contract or the loss or delay of multiple smaller contracts could harm our business because such terminations could lower our level of staff utilization, which would reduce our profitability. In addition, the terminability of our contracts puts increased pressure on our quality control efforts, since not only can our contracts be terminated by clients as a result of poor performance, but any such termination may also affect our ability to obtain future contracts from the client involved and/or others. Because the contracts included in our backlog are generally terminable without cause, we do not believe that our backlog as of any date is necessarily a meaningful predictor of future results.

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

We have in the past and may in the future derive a significant portion of our service revenue from a relatively limited number of clients. Our relationships with these customers involve a substantial number of individual arrangements detailing the particulars of a given clinical development project and often implicate different entities, departments, or companies under common control. Nevertheless, the loss of, or a significant decrease in business from, one or more of these clients could harm our business.

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

Our senior management team is important to our business and the loss of any member of the team may harm our business.

We believe our success will depend, in part, on the continued employment of our senior management team. See Item 10. “Directors and Executive Officers of the Registrant — Executive Officers.” This management team has significant experience in the administration of a CRO. Most recently, our former Chief Executive Officer resigned on December 14, 2006 and was replaced by an interim CEO, Terrance J. Bieker. We are currently conducting a search for a permanent CEO. This transition may be a distraction to senior management, business operations, commercial partners and customers. Turnover, particularly among senior management, can also create distractions as we search for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with our business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. There can be no assurance that we will continue to successfully attract or retain the management we need, or be able to maintain an optimal workforce size. Any inability to attract, retain or motivate such personnel or address manpower constraints as needed could materially adversely affect our future operating results and financial condition.

If we are unable to recruit and retain qualified personnel, we may not be able to expand our business or remain competitive.

Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical, sales and managerial personnel. At the present time, approximately 22% of our workforce holds at least a master’s degree. There is intense competition for qualified personnel in the pharmaceutical and biotechnology fields. In the future, we may not be able to attract and retain the qualified personnel necessary for the conduct and further development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical, sales and managerial personnel in a timely manner, could harm our ability to expand our business and to remain competitive in the CRO industry.

We do not currently maintain key person life insurance policies on any of our employees. If any of our key employees were to join a competitor or to form a competing company, some of our clients might choose to use the services of that competitor or new company instead of our own. Furthermore, clients or other companies seeking to develop in-house capabilities may hire some of our senior management or key employees. In addition, although we have amended our senior management team’s employment agreements in response to a prior challenge of our non-competition provisions, we cannot assure you that a court would enforce the non-competition provisions in the amended employment agreements.

If we are unable to restore our organic growth in the Phase II and Phase III service areas, we may not be able to expand our business and remain competitive.

During 2006, due in part to high turnover in our business development group, we experienced a decline in our service revenue from our Phase II and Phase III work. We have actively recruited and hired a new business development group, which we believe will help to restore the organic growth. However, it will take time to re-forge relationships with clients and regain service revenue momentum. If our efforts to strengthen our business development team and restore growth in the Phase II and Phase III service areas are not successful our ability to expand the business and to remain competitive may be harmed.

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

We derived approximately 47% of our consolidated service revenue in 2006 from our operations outside of the United States, primarily from our operations in Europe and Canada, where significant amounts of our revenues and expenses are recorded in local currency. Our financial statements are presented in U.S. dollars. Accordingly, changes in currency exchange rates, particularly among the Euro, British pound, and the Canadian dollar, and the U.S. dollar, may cause fluctuations in our reported financial results that could be material.

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

During 2006, we entered into multiple foreign currency hedging transactions to mitigate exposure to movements between the U.S. dollar and the British pound and the U.S. dollar and Euro. These all expired in 2006. We entered into similar hedging transactions in January 2007.

We are subject to certain risks associated with our foreign operations.

We have offices and conduct business on six continents. Certain risks are inherent in these international operations. The risks related to our foreign operations that we more often face in the normal course of business include:

•	tax rates in certain foreign countries may exceed those in the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions, including restrictions on repatriation; and

•	general economic and political conditions in countries where we operate may have an adverse effect on our operations in those countries.

Less frequently, we encounter the following risks:

•	foreign customers may have longer payment cycles than customers in the United States;

•	we may have difficulty complying with a variety of foreign laws and regulations, some of which may conflict with United States law;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems; and

•	the difficulties associated with managing a large organization spread throughout various countries.

While we have not experienced any material problems to date with the acquisition or operation of our foreign entities, we may in the future encounter certain limitations inherent in the carrying out of clinical development trials internationally, including establishing effective communications, operating in various time zones, and dealing with incompatible technology.

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

Our balance sheet reflects a significant amount of goodwill, which represents $210.8 million, or approximately 46.4% of our total assets as of December 31, 2006. We review the amount of our goodwill whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be fully recoverable. To determine recoverability, we annually compare the fair value of our reporting unit (which is our company) to its carrying value. Although no event has occurred to date impairing our goodwill, there is a possibility that the carrying amount of the goodwill could be impaired if there is a downturn in our business or our industry or other factors affect the fair value of our business, in which case a charge to earnings would become necessary.

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

We compete against other CROs, in-house development at large pharmaceutical and biotech companies, and, to a lesser extent, universities and teaching hospitals. Our principal competitors are traditional CROs, including Covance Inc., ICON plc, INC Research, Inc., Kendle International Inc., MDS Pharma Services, PAREXEL International Corporation, Pharmaceutical Product Development, Inc., PharmaNet Development Group, Inc., Quintiles Transnational Corp., United BioSource Corporation, and United HealthCare Corporation. Some of these competitors have greater capital and other resources than we do at the present time. As a result of competitive pressures and the potential for economies of scale, the industry continues to experience consolidation. This trend, as well as a trend by pharmaceutical companies and other clients to limit outsourcing to fewer organizations, in some cases through preferred vendor relationships, is likely to result in increased worldwide competition among the larger CROs for clients and acquisition candidates. We believe that major pharmaceutical and biotechnology companies have been developing preferred vendor relationships with full-service CROs, effectively excluding other CROs from the bidding process. Our preferred vendor relationships are not contractual and are subject to change at any time. We may find reduced access to certain potential clients due to preferred vendor arrangements with other competitors. In addition, the CRO industry has attracted the attention of the investment community, and increased potential financial resources are likely to lead to increased competition among CROs. There are few barriers to entry for small, limited-service entities entering the CRO industry, and these entities also may compete with established CROs for clients. We address the competition in our industry by continuing to focus on the quality of our services, maintaining our therapeutic expertise, and investing in our quality management system. Nevertheless, increased competition may lead to price and other forms of competition that could harm our business.

Risks Related to Our Industry

Our business could be harmed if the companies in the pharmaceutical and biotechnology industries to whom we offer our services reduce their research and development activities or reduce the extent to which they outsource clinical development.

Our business depends upon the ability and willingness of companies in the pharmaceutical and biotechnology industries to continue to spend on research and development at rates close to or at historical levels and to outsource the services we provide. We are therefore subject to risks, uncertainties, and trends that affect companies in these industries. For example, we have benefited to date from the increasing tendency of pharmaceutical and biotechnology companies to outsource both small and large clinical development projects. Conversely, mergers and acquisitions in the pharmaceutical and biotechnology industries could have an impact on a company’s continued desire to outsource such projects to CROs. Any general downturn in the pharmaceutical or biotechnology industries, any reduction in research and development spending by companies in these industries, or any expansion of their in-house development capabilities could materially harm our business, financial condition, and operating results.

Our business and the businesses of our customers are subject to extensive regulation, and our results of operations could be harmed if regulatory standards change significantly or if we fail to maintain compliance with evolving, complex regulations.

Laws and regulations regarding the development and approval of drug and biological products have become increasingly stringent in both the United States and foreign jurisdictions, resulting in a need for more complex and often larger clinical studies. We believe that these trends have created an increased demand for CRO services from which our business benefits. Human pharmaceutical products and biological products are subject to rigorous regulation by the U.S. government (principally by Food and Drug Administration, or FDA), and by foreign governments if products are tested or marketed abroad. A relaxation of the scope of regulatory requirements, such as the introduction of simplified marketing applications for pharmaceuticals and biologics, could decrease the business opportunities available to us.

In addition, because we offer services relating to the conduct of clinical trials and the preparation of marketing applications, we are required to comply with applicable regulatory requirements governing, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of these trials. In the United States, FDA governs these activities pursuant to the agency’s Good Clinical Practice, or GCP, regulations. A failure to maintain compliance with GCP or other applicable regulations could lead to a variety of sanctions, including, among other things, and depending on the nature of the violation and the type of product involved, the suspension or termination of a clinical study, civil penalties, criminal prosecutions or debarment from assisting in the submission of new drug applications, or NDAs. While we monitor our clinical trials to test for compliance with applicable laws and regulations in the United States and foreign jurisdictions in which we operate and have adopted standard operating procedures that are designed to satisfy regulatory requirements, our business spans multiple regulatory jurisdictions with varying, complex regulatory frameworks, and therefore we cannot assure you that our systems will ensure compliance in every instance in the future.

Circumstances beyond our control could cause the CRO industry to suffer reputational or other harm that could result in an industry-wide reduction in demand for CRO services, which could harm our business.

Demand for our services may be affected by perceptions of our customers regarding the CRO industry as a whole. For example, other CROs could engage in conduct that could render our customers less willing to do business with us or any CRO. Although to date no event has occurred causing material industry-wide reputational harm, one or more CROs could engage in or fail to detect malfeasance, such as inadequately monitoring sites, producing inaccurate databases or analysis, falsifying patient records, and performing incomplete lab work, or take other actions that would reduce the confidence of our customers in the CRO industry. As a result, the willingness of pharmaceutical and biotechnology companies to outsource research and development services to CROs could diminish and our business could thus be harmed materially by events outside our control.

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

The trading price of our common stock is likely to be volatile and such volatility could prevent you from being able to sell your shares at or above the price you paid for your shares. The stock market, and the stock of companies in our industry in particular, has experienced volatility and this volatility has often been unrelated to the operating performance of particular companies. Wide fluctuations in the trading price or volume of our shares of common stock could be caused by many factors, including factors relating to our business or to investor perception of our business (including changes in financial estimates and recommendations by financial analysts who follow us), but also factors relating to (or relating to investor perception of) the drug development services industry, the pharmaceutical and biotechnology industries, or the economy in general. Thus, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and the fluctuations could result in a material reduction in our stock price.

The sale of a substantial number of our shares of common stock in the public market could reduce the market price of our shares, which in turn could negatively impact your investment in us.

Future sales of a substantial number of shares of our common stock in the public market (or the perception that such sales may occur) could reduce our stock price and could impair our ability to raise capital through future sales of our equity securities. As of January 31, 2007, we have 24,378,068 shares of common stock issued and outstanding, of which 18,693,964 shares of our common stock are available for sale in the public market and an additional 5,684,104 are available for sale in the public market at various times (subject, in some cases, to volume limitations under Rule 144). In addition, stockholders that collectively own 4,080,355 shares of our common stock have registration rights with respect to their shares that may be exercised at any time, subject to certain limitations.

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

Based on statements as known to us as of the date of this report ValueAct Capital, Genstar Capital Partners III, L.P., FMR Corporation, Baron Capital Group, Inc., and Wasatch Advisors, Inc. beneficially own approximately 57% of the outstanding shares of common stock (or approximately 51% of the shares of common stock on a diluted basis). If these stockholders choose to act in concert on any action requiring stockholder approval, they could have a significant influence on the outcome of such action. The interests of these current stockholders may conflict with your interests, and we cannot assure you that they will resolve any such conflict in a manner with which you agree. In addition, this concentration of ownership could have the effect of discouraging potential takeover attempts and may make attempts by stockholders to change our management more difficult.

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

We lease a facility for our corporate headquarters in Northern Virginia, just outside of Washington, D.C. We also lease other offices in North America, Europe, Africa, South America, Australia, and Asia. In 2006, our total rental expense for our facilities and offices was approximately $13.2 million. We do not own any real estate. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.

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

Our common stock is currently traded on The Nasdaq Global Market under the symbol “PRAI.” Prior to November 18, 2004 no established public trading market for the common stock existed.

As of January 31, 2007, there were approximately 102 holders of record of shares of our common stock.

The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock on The Nasdaq Global Market.

	High	Low

Calendar Year 2005
First Quarter	$28.30	$22.26
Second Quarter	$27.43	$23.15
Third Quarter	$31.25	$25.38
Fourth Quarter	$30.43	$25.48

	High	Low

Calendar Year 2006
First Quarter	$29.16	$21.05
Second Quarter	$27.25	$20.50
Third Quarter	$27.38	$20.93
Fourth Quarter	$32.22	$24.00

As of February 28, 2007, the closing price of our common stock was $20.06.

Below is a graph that compares the cumulative total shareholder return on the Company’s common stock from the initial public offering date of November 18, 2004 through December 29, 2006 against the cumulative total return for the same period on the NASDAQ Stock Market (U.S.) Index and the NASDAQ Health Services Index (U.S.). The results are based on an assumed $100 invested at our initial offering price and December 29, 2006 closing prices for both indices including reinvestment of any dividends.

Symbol	CRSP Total Returns Index for:	11/2004	12/2004	6/2005	12/2005	6/2006	12/2006

	PRA International	100.0	130.4	140.9	148.2	117.2	133.0
	Nasdaq Stock Market (US Companies)	100.0	103.7	98.5	105.9	104.7	116.3
– – – – –	Nasdaq Stocks (SIC 8000-8099 US Companies) Health Services	100.0	107.5	129.2	149.9	149.5	150.0

Notes:
A.  The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.  The indexes are reweighted daily, using the market capitalization on the previous trading day.
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

Securities Authorized for Issuance Under Equity Compensation Plans

All of our stock option plans under which shares of our common stock are reserved for issuance have previously been approved by our stockholders. As of December 31, 2006, 3,130,190 shares of our common stock are issuable upon exercise of outstanding options at a weighted average exercise price of $15.93 per share, and options exercisable into 1,116,988 shares of our common stock remain available for future issuance (excluding shares issuable upon exercise of outstanding options).

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights	and Rights	(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,130,190	$15.93	1,116,988
Equity compensation plans not approved by security holders	0	0	0
Total	3,130,190	$15.93	1,116,988

Recent Sales of Unregistered Securities

(1) In July 2006, in connection with our acquisition of PBR, we issued to certain holders of shares of capital stock of PBR an aggregate of 674,505 shares of our common stock as partial consideration for shares of PBR held by these holders pursuant to that certain Agreement for the Sale and Purchase of the Entire Issued Share Capital of PBR dated July 21, 2006.

(2) In March 2004, in connection with our acquisition of PerinClinical Ltd., we issued an aggregate of 28,232 shares of our common stock to PerinClinical Ltd. as partial consideration for assets of PerinClinical Ltd. pursuant to that certain Asset Purchase Agreement between PerinClinical Ltd., Pharm. Research Associates (UK) Ltd., and Nermeen Y. Varawalla, dated March 25, 2004. Half of these shares (14,116 shares) were held in escrow for two years from the date of the agreement and issued in March 2006 when certain conditions were met.

(3) From May 2002 through November 2004, we granted options to purchase shares of our common stock to employees, directors and consultants at exercise prices ranging from $6.56 to $19.00 per share. Of the options granted, options representing 1,230,852 shares remain outstanding, 520,311 shares of common stock have been issued pursuant to exercises of stock options and options representing 319,337 shares have been cancelled and returned to the stock option plan pool.

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

The offers, sales and issuances of common stock described in paragraph (1) of this Item 15 were deemed exempt from registration in reliance on Regulation S under the Securities Act as transactions made outside of the United States. Each of the recipients of securities in the transaction described in paragraph (1) represented, among other things, that they were not a U.S. person and were not purchasing for the benefit of a U.S. person. Appropriate legends were affixed to the share certificates issued in such transactions. The offers, sales and issuances of the options and common stock described in paragraphs (3) and (4) of this Item 15 were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under such rule and/or Regulation D. The recipients of such options and common stock were our employees, directors or bona fide consultants. Appropriate legends were affixed to the share certificates issued in such transactions. Each of these recipients had adequate access, through employment or other relationships, to information about us.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table represents selected historical consolidated financial data. The statement of operations data for the years ended December 31, 2004, 2005 and 2006 and balance sheet data at December 31, 2005 and 2006 are derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2003 and 2002, and the balance sheet data at December 31, 2002, 2003 and 2004 are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read together with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to the financial statements.

	Year Ended December 31,
	2002	2003	2004	2005	2006

Revenue
Service revenue	$176,365	$247,888	$277,479	$294,739	303,207
Reimbursement revenue	24,648	42,109	30,165	31,505	34,959

Total revenue	$201,013	$289,997	$307,644	$326,244	338,166
Operating expenses
Direct costs	94,761	126,501	134,067	136,572	154,416
Reimbursable out-of-pocket costs	24,648	42,109	30,165	31,505	34,959
Selling, general, and administrative	57,897	80,585	90,139	95,827	103,031
Depreciation and amortization	6,956	8,967	9,691	11,156	12,587
Management fee	800	800	704	—	—
Option repurchase(1)	—	—	3,713	—	—
Vested option bonus(1)	—	—	2,738	—	—

Income from operations	15,951	31,035	36,427	51,184	33,173
Interest (expense) income, net	(4,100)	(6,856)	(3,643)	1,181	104
Other income (expenses), net	(721)	(4,023)	(38)	(1,137)	220

Income before income taxes	11,130	20,156	32,746	51,228	33,497
Provision for income taxes	5,493	6,909	11,997	19,005	6,652

Net income	$5,637	$13,247	$20,749	$32,223	$26,845

Net income per share
Basic	$0.37	$0.83	$1.13	$1.43	$1.14
Diluted	$0.32	$0.71	$1.02	$1.32	$1.08
Shares used to compute net income (loss) per share(2):
Basic	15,204,232	15,965,408	18,442,313	22,527,108	23,509,725
Diluted	17,557,632	18,666,012	20,329,852	24,389,592	24,749,664
Other Financial Data:
Net cash provided by operating activities	$28,442	$2,058	$71,636	$1,509	$37,519
Net cash (used in) provided by investing activities	(24,625)	(9,599)	(32,350)	4,016	(102,790)
Net cash (used in) provided by financing activities	(14,581)	26,028	(6,430)	23,455	30,848
Non-GAAP Data:
Adjusted EBITDA(3)	$22,186	$35,979	$52,531	$61,203	$45,980
Adjusted EBITDA as a % of service revenue	12.6%	14.5%	18.9%	20.8%	15.2%
EBITDA(4)	$22,186	$35,979	$46,080	$61,203	$45,980
EBITDA as a % of service revenue	12.6%	14.5%	16.6%	20.8%	15.2%

	As of December 31,
	2002	2003	2004	2005	2006
	(Dollars in thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,798	$32,328	$65,888	$73,640	$44,490
Marketable securities	—	—	24,500	—	—
Working capital	(43,429)	(8,449)	11,478	41,760	7,897
Total assets	254,547	298,558	337,344	329,364	454,255
Long-term debt and capital leases, less current maturities	32,509	57,810	75	9	24,047
Stockholders’ equity	59,088	74,565	150,379	188,866	251,368

(1)	Includes a $3.7 million charge for the repurchase of options, predominantly from former employees, and a $2.7 million charge for a per-vested-option bonus paid to all employee option holders, both of which were executed in connection with the culmination of the January 2004 tender process.

(2)	Net income (loss) per share and shares used to compute net income (loss) per share for all periods following the predecessor period gives effect to a four-for-one stock split of our common stock effected prior to completion of the offering.

(3)	Adjusted EBITDA and EBITDA are not substitutes for operating income, net income, or cash flow from operating activities as determined in accordance with GAAP as measures of performance or liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.” For each of the periods indicated, the following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by (used in) operating activities and to net income (loss).

	Year Ended December 31,
	2002	2003	2004	2005	2006

Adjusted EBITDA	$22,186	$35,979	$52,531	$61,203	$45,980
Option repurchase	—	—	(3,713)	—	—
Vested option bonus	—	—	(2,738)	—	—

EBITDA	22,186	35,979	46,080	61,203	45,980
Depreciation and amortization	(6,956)	(8,967)	(9,691)	(11,156)	(12,587)
Interest expense, net	(4,100)	(6,856)	(3,643)	1,181	104
Provision for income taxes	(5,493)	(6,909)	(11,997)	(19,005)	(6,652)

Net income	5,637	13,247	20,749	32,223	26,845
Depreciation and amortization	6,956	8,967	9,691	11,156	12,587
Provision for doubtful receivables	1,888	4,851	1,914	(123)	1,023
Amortization of debt discount	379	1,642	—	—	—
Stock-based compensation	—	—	—	—	4,455
Excess tax benefit from share-based compensation	—	—	—	2,986	(2,625)
Provision for deferred income taxes	(1,228)	(3,997)	2,606	2,354	(666)
Debt issuance costs write-off	—	750	1,241	—	—
Changes in assets and liabilities:
Accounts receivable and unbilled services	(29,251)	(18,538)	15,373	(3,057)	(14,805)
Prepaid expenses and other assets	1,444	408	1,226	(2,465)	(10,410)
Accounts payable and accrued expenses	3,481	(4,873)	7,793	11,022	(22,941)
Income taxes	989	(481)	12,150	(3,677)	8,647
Advance billings	38,147	82	(1,107)	(48,910)	35,409

Net cash provided by (used in) operating activities	$28,442	$2,058	$71,636	$1,509	$37,519

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information included elsewhere in this report. This discussion contains forward-looking statements about our business and operations. Our actual results could differ materially from those anticipated in such forward-looking statements.

Overview

We provide clinical drug development services on a contract basis to biotechnology and pharmaceutical companies worldwide. We conduct clinical trials globally and are one of a limited number of CROs with the capability to serve the growing need of pharmaceutical and biotechnology companies to conduct complex clinical trials in multiple geographies concurrently. We offer our clients high-quality services designed to provide data to clients as rapidly as possible and reduce product development time, which enables our clients to introduce their products into the marketplace faster and, as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, our comprehensive services and broad experience provide our clients with a variable cost alternative to fixed cost internal development capabilities.

Contracts determine our relationships with clients in the pharmaceutical and biotechnology industries and establish the way we are to earn revenue. Two types of relationships are most common: a fixed-price contract or a time and materials contract. The duration of our contracts ranges from a few months to several years. A fixed-price contract typically requires a portion of the contract fee to be paid at the time the contract is entered into and the balance is received in installments over the contract’s duration, in most cases when certain performance targets or milestones are reached. Service revenues from fixed-price contracts are generally recognized on a proportional performance basis, measured principally by the total costs incurred as a percentage of estimated total costs for each contract. We also perform work under time and materials contracts, recognizing service revenue as hours are incurred, which is then multiplied by the contractual billing rate. Our costs consist of expenses necessary to carry out the clinical development project undertaken by us on behalf of the client. These costs primarily include the expense of obtaining appropriately qualified labor to administer the project, which we refer to as direct cost headcount. Other costs we incur are attributable to the expense of operating our business generally, such as management and non-direct labor costs, leases and maintenance of information technology and equipment.

We review various financial and operational metrics, including service revenue, margins, earnings, new business awards, and backlog to evaluate our financial performance. Our service revenue was $277.5 million in 2004, $294.7 million in 2005 and $303.2 million in 2006. Once contracted work begins, service revenue is recognized over the life of the contract as services are performed. We commence service revenue recognition when a contract is signed or when we receive a signed letter of intent.

Our new business awards during the years ended December 31, 2004, 2005 and 2006 were $427.4 million, $479.3 million and $495.8 million, respectively. New business awards arise when a client selects us to execute its trial and so indicates by written or electronic correspondence. The number of new business awards can vary significantly from quarter to quarter, and awards can have terms ranging from several months to several years. The value of a new award is the anticipated service revenue over the life of the contract, which does not include reimbursement activity or investigator fees. We offer volume discounts to our large customers based upon annual volume thresholds.

In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides us written or electronic correspondence that the work should cease. The number of cancellations can vary significantly from quarter to quarter. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the sponsor. Our cancellations for the years ended December 31, 2004, 2005, and 2006 were $61.2 million, $83.4 million, and $149.9 million, respectively.

Our backlog consists of anticipated service revenue from new business awards that either have not started but are anticipated to begin in the near future or are contracts in process that have not been completed. Backlog varies from period to period depending upon new business awards and contract increases, cancellations, and the amount of service revenue recognized under existing contracts. Our backlog at December 31, 2004, 2005 and 2006 was $448.8 million, $552.9 million and $619.9 million, respectively.

From 2001 to 2006, our service revenue grew 205.8%, and our backlog grew 207.8%. This growth resulted from acquisitions and an increase in our global projects. Global projects are typically larger in scope and increased from 11 projects in 2001 to 34 in 2006.

Income from operations was $36.4 million in 2004, which includes a one-time charge of $3.7 million for the repurchase of options and a $2.7 million charge for a per-vested-option bonus paid to all employee option holders, $51.2 million in 2005, and $33.2 million in 2006. 2006 operating income includes $4.5 million in stock compensation expense.

During the three-year period ended December 31, 2006, we expanded our operations in part by organic growth and through several strategic acquisitions, which were funded from cash generated from operating activities and the limited issuance of equity securities.

During the third quarter of 2006, we acquired all of the outstanding shares and the related shareholder debt of Pharma-Bio Research Metaholdings B.V., a Netherlands corporation (“PBR”), an early-phase clinical development company based in the Netherlands, for approximately $107 million plus closing and other costs, including a $30 million draw on PRA’s existing line of credit and the issuance of 674,505 shares of restricted stock, and cash of $61 million. Based on detailed pre-closing integration plans, this acquisition was fully integrated within 100 days of the closing. The plans facilitated the immediate and seamless integration of this acquisition into our operating systems and procedures from the effective date of the acquisition.

Subsequent to December 31, 2006 we announced the planned closing of our Eatontown, New Jersey and Ottawa, Canada facilities. Our project managers, project directors and lead CRAs will work from a home-based environment while our associated support functions will be consolidated into our larger offices. We expect no overall reduction in staff. This restructuring will result in a charge in the first two quarters of 2007 of approximately $9 million and is expected to produce annual cost savings of approximately $4 million.

Service Revenue

We recognize service revenue from fixed-price contracts on a proportional performance basis as services are provided. To measure performance on a given date, we compare each contract’s direct cost incurred to such contract’s total estimated direct cost through completion. Changes to the estimated total contract costs result in a cumulative adjustment to the amount of revenue recognized. We believe this is the best indicator of the performance of the contractual obligations because the costs relate to the amount of labor incurred to perform the service revenues. For time and materials contracts, revenue is recognized as hours are incurred, multiplied by contractual billing rates. Our contracts often undergo modifications, which can change the amount of and the period of time in which to perform services. Our contracts provide for such modifications.

Most of our contracts can be terminated by our clients after a specified period, typically 30 to 60 days, following notice by the client. In the case of early termination, these contracts typically require payment to us of expenses to wind down a study, payment to us of fees earned to date, and in some cases, a termination fee or some portion of the fees or profit that we could have earned under the contract if it had not been terminated early. Based on ethical, regulatory and health considerations, this wind-down activity may continue for several quarters or years.

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

Depreciation and Amortization

Depreciation represents the depreciation charged on our fixed assets. The charge is recorded on a straight-line method, based on estimated useful lives of three to seven years for computer hardware and five to seven years for furniture, fixtures, and equipment. Leasehold improvements are depreciated over ten years or the life of the lease term. Amortization expenses consist of amortization costs recorded on computer software and identified finite-lived intangible assets on a straight-line method over their estimated useful lives. Goodwill and indefinite-lived intangible assets were being amortized prior to January 1, 2002. Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets” we do not amortize goodwill and indefinite-lived intangible assets.

Exchange Rate Fluctuations

The majority of our foreign operations transact in the euro, pound sterling, or Canadian dollar. As a result, our revenue is subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following average exchange rates:

	Year
	2004	2005	2006

U.S. Dollars per:
Euro	1.2466	1.2371	1.2647
Pound Sterling	1.8362	1.8126	1.8549
Canadian Dollar	0.7716	0.8279	0.8847

Results of Operations

Many of our current contracts include clinical trials covering multiple geographic locations. We utilize the same management systems and reporting tools to monitor and manage these activities worldwide. For this reason, we consider our operations to be a single business unit, and we present our results of operations as a single reportable segment.

The following table summarizes certain statement of operations data as a percentage of service revenue for the periods shown. We monitor and measure costs as a percentage of service revenue rather than total revenue as this is a more meaningful comparison and better reflects the operations of our business.

	Year Ended December 31,
	2004	2005	2006

Service revenue	100.0%	100.0%	100.0%
Direct costs	48.3	46.3	50.9
Selling, general, and administrative	32.5	32.5	34.0
Depreciation and amortization	3.5	3.8	4.2
Management fee	0.3	—	—
Option repurchase	1.3	—	—
Vested option bonus	0.9	—	—
Income from operations	13.1	17.4	10.9
Interest expense	(1.4)	(0.2)	(0.5)
Interest income	0.1	0.6	0.6
Other income (expenses), net	—	(0.4)	0.1
Income before income taxes	11.8	17.4	11.1
Provision for income taxes	4.3	6.4	2.2
Net income (loss)	7.5%	10.9%	8.9%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Service revenue increased by $8.5 million, or 2.9%, from $294.7 million in 2005 to $303.2 million in 2006 due to the acquisition of PBR in July, which contributed approximately $21.3 million in revenue. This increase was offset by a decrease in service revenue from our existing business due to contract delays and cancellations. There was a favorable impact from foreign currency fluctuations of approximately $3.2 million. On a geographic basis, service revenue for 2006 was distributed as follows: North America $192.5 million (64.5%), Europe $101.3 million (33.4%), and rest of world $9.4 million (3.1%). During 2005 service revenue was distributed as follows: North America $199.3 million (67.6%), Europe $86.5 million (29.3%), and rest of world $8.9 million (3.1%). We continue to experience a shifting of work from North America into Europe and the rest of the world, as we execute more complex global trials which necessitated the expansion of work into these locales.

Direct costs increased by $17.8 million, or 13.0%, from $136.6 million in 2005 to $154.4 million for 2006 due to the increased direct costs from the acquisition of PBR in July, which added $14.2 million and the impact of wage increases for certain operational personnel, such as project managers,and project directors. There was an unfavorable impact from foreign currency fluctuations of approximately $1.4 million. Direct costs as a percentage of service revenue increased from 46.3% in 2005 to 50.9% for 2006. The increase in the percentage is because we decided to carry a number of billable staff when there were delays and cancellations, which resulted in a lower utilization of that group than the prior year. Additionally, there were certain significant projects where we achieved operational milestones in 2005, resulting in marginal efficiencies being realized from these projects, which did not occur in 2006.

Selling, general, and administrative expenses increased by $7.2 million, or 7.5%, from $95.8 million in 2005 to $103.0 million for 2006 and were affected by an unfavorable impact from foreign currency fluctuations of approximately $0.7 million. Approximately $4.5 million of this increase is related to stock based compensation expense, $1.8 million in severance costs related to the departure of our former CEO and $4.5 million additional costs from the PBR acquisition. These increases were offset by the employee incentive compensation plan, which was not triggered in 2006 due to the overall company results not meeting minimum performance thresholds. Selling, general, and administrative expenses as a percentage of service revenue was 32.5% for 2005 and 34.0% in 2006.

Depreciation and amortization expense increased by approximately $1.4 million, or 12.8%, from $11.2 million for 2005 to $12.6 million for 2006. This increase is due to the depreciation for the assets acquired and amortization for the intangible assets, resulting from the acquisition of PBR. Depreciation and amortization expense as a percentage of service revenue was 3.8% for 2005 and 4.2% for 2006.

Income from operations decreased by $18.0 million, or 35.2%, from $51.2 million in 2005 to $33.2 million for 2006. Income from operations as a percentage of service revenue decreased from 17.4% in 2005 to 10.9% in 2006. The decrease in income from operations resulted from the additional compensation related expenses for stock based compensation, the severance costs noted above, an increase in the direct costs in relation to the service revenue offset by the exclusion of employee incentive plan payments.

Interest income, net decreased by $1.1 million, or 91.2%, from income of $1.2 million in 2005 to income of $0.1 million in 2006. This decrease is due to an increase in interest expense from the drawdown on the line of credit of $30 million in July 2006 for the acquisition of PBR.

Other income, net increased by $1.3 million from expense of $1.1 million in 2005 to income of $0.2 million in 2006. The increase is attributable to net realized and unrealized gain from transactions in multiple currencies.

Our effective tax rate for 2006 was 19.9% as compared to 37.1% for the prior year. This decrease in our effective rate was partly due to our release of tax valuation allowances on the foreign net operating loss carryforwards in Spain and France, tax benefits available to the Company related to research and development incentive programs in the United Kingdom in the current year and for prior periods, an employment related incentive tax program in the state of Kansas, and the inclusion of PBR in operations beginning in the third quarter. The release of the valuation allowances and the change in R&D incentives are both considered discrete events.

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

Direct costs increased by $2.5 million, or 1.9%, from $134.1 million in 2004 to $136.6 million for 2005, due to increased personnel costs needed to support increased project related activity and were affected by an unfavorable impact from foreign currency fluctuations of approximately $1.0 million. Direct costs as a percentage of service revenue decreased from 48.3% in 2004 to 46.3% for 2005. The improvement was a function of our attention to the efficient execution of project work. Of note was an improvement in 2005 in our gross margin for project work executed in certain European and Southern Hemisphere locations. We are experiencing a growth in the level of global work and the related execution of work outside of North America, which has positively impacted our overall gross margins. Additionally, there were certain significant projects, where we achieved operational milestones in 2005, which resulted in marginal efficiencies being realized from those projects.

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

Liquidity and Capital Resources

As of December 31, 2006, we had approximately $44.5 million of cash and cash equivalents. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible acquisitions, geographic expansion, working capital, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and limited issuances of equity securities.

In 2006, cash provided by operations was $37.5 million as compared to $1.5 million in 2005. Advanced billings increased during 2006 by $35.4 million compared to a $48.9 million decrease for 2005. The primary reasons for this increase is the increased initial invoicing on new business obtained in the past few quarters. Cash collections were $427.7 million in 2006, as compared to

$342.5 million in 2005. This increase is primarily due to the timing of project milestone billings. In addition, adjustments to reconcile net income of $26.8 million in 2006 to cash provided by operating activities include the addback of $12.6 million for depreciation and amortization, $4.5 million in stock-based compensation expense, $0.4 million for accounts receivable and deferred tax provisions, a reduction of $2.6 million for excess tax benefits from share-based compensation, and $4.1 million used by changes in assets and liabilities. Days sales outstanding, which includes accounts receivable, unbilled services and advanced billings, were 9 days and 26 days as of December 31, 2006 and 2005, respectively. We expect to continue to experience competitive pressures that could increase this operational metric.

In 2005, we generated $1.5 million in operating cash as compared to generating operating cash of $71.6 million in 2004. The primary reason for this decrease is the reduced percentage of advanced funds that are received from new contracts due to the competitive forces in the market. Cash collections were $342.5 million in 2005, as compared to $402.2 million in 2004. This decrease is primarily due to the timing of project milestone billings. In addition, adjustment to reconcile net income to $32.2 million in 2005 to cash from operations include the addback of $11.2 million for depreciation and amortization, $2.2 million for accounts receivable and deferred tax positions, and a usage of $47.1 million provided for by changes in assets and liabilities. Days sales outstanding were 26 days and negative twenty five days as of December 31, 2005 and 2004, respectively.

Net cash used in investing activities was $102.8 million in 2006, compared to cash provided by investing activities of $4.0 million in 2005. In 2006, we used $94.1 million for acquisitions, primarily PBR, as well as $8.8 million in capital expenditures primarily related to information technology enhancements. We expect our capital expenditures to be approximately $13.0 million to $15.0 million in 2007, with the majority of the spending related to continued information technology enhancement and scientific equipment for our Phase I bioanalytical laboratory units.

Net cash provided by investing activities was $4.0 million for 2005, and $32.4 million used in investing activities for 2004, respectively. In December, 2004, we purchased approximately $24.5 million of short term marketable securities. The remaining net cash amounts were primarily related to ongoing information technology projects.

Net cash provided by financing activities in 2006 was $30.8 million compared to $2.5 million in 2005. This is due to the drawdown of $30 million on our credit facility in relation to the acquisition of PBR, with $6.0 million paid back before year end.

Net cash provided by financing activities in 2005 was $2.5 million compared to $6.4 million of cash used in financing activities in 2004. In 2004, cash of $67.0 million was provided by our initial public offering. Additionally, cash was provided by debt issuance of $5.0 million, stock option and warrant exercises of $3.4 million and stockholder receivable payments of $2.2 million. In 2004, cash of $65.3 million was used to repay debt. Additionally, $16.9 million was paid in dividends.

On November 18, 2004, our common stock began trading on The Nasdaq Global Market under the symbol “PRAI.” The initial public offering, including the underwriters over-allotment, consisted of 3.9 million shares of common stock sold by us and an additional 3.0 million shares sold by the selling shareholders at an initial offering price of $19.00 per share. We received from the offering net proceeds of approximately $67.0 million, after offering expenses, of which we used $28.7 million to extinguish all outstanding principal and accrued interest under our credit facilities and the balance of the net proceeds has been applied to general corporate purposes. We received no proceeds from the sale of common stock by the selling stockholders.

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

In 2006, we entered into foreign currency derivatives to mitigate exposure to movements between the US dollar and the British pound, the U.S. dollar and Canadian dollar, and the US dollar and Euro. We agreed to purchase a given amount of British pounds and Euros at established dates through 2006. The transactions were structured as no-cost collars whereby we neither paid more than an established ceiling exchange rate nor less than an established floor exchange rate on the notional amounts hedged. These derivatives were accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognize derivatives as instruments as either assets or liabilities in the balance sheet and measures them at fair value. These derivatives are designated as cash flow hedges and accordingly the changes in fair value have been recorded in stockholders equity (as a component of comprehensive income/expense). These agreements expired throughout 2006. There were no currency derivatives held by the Company at December 31, 2006. We entered into similar derivative agreements in 2007 and we expect to continue to use similar derivatives to mitigate our foreign currency exposure.

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

In 2006, we entered into an interest rate derivative to mitigate the exposure to movement in interest rates. We agreed to swap interest rates on a notional amount at established quarterly dates through 2008. This derivative is accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The revolving credit facility requires us to comply with certain financial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio, and a minimum net worth. As of December 31, 2006, the Company was in compliance with its financial covenants.

We drew $30.0 million from our revolving credit facility in July 2006, to facilitate the acquisition of PBR. At December 31, 2006, $24.0 million was outstanding on the facility, at an interest rate of 6.6%.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our future minimum payments for all contractual obligations for years subsequent to the year ended December 31, 2006:

	Payments Due by Period
	Less Than			More Than
	One Year	1-3 Years	3-5 Years	5 Years	Total
	(Dollars in thousands)

Long-term debt, including interest payments	$—	$24,000	$—	$—	$24,000
Service purchase commitments	2,029	2,791	—	—	4,820
Capital lease, including interest payments	9	51	—	—	60
Operating leases	20,212	35,264	28,553	182,041	266,070
Less: sublease income	(854)	(1,579)	(634)	—	(3,067)

Total	$21,396	$60,527	$27,919	$182,041	$291,883

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

Revenue Recognition

The majority of our service revenue is recorded from fixed-price contracts on a proportional performance basis. To measure performance, we compare direct costs incurred to estimated total contract direct costs through completion. We believe this is the best indicator of the performance of the contract obligations because the costs relate to the amount of labor hours incurred to perform the service. Direct costs are primarily comprised of labor overhead related to the delivery of services. Each month we accumulate costs on each project and compare them to the total current estimated costs to determine the proportional performance. We then multiply the proportion completed by the contract value to determine the amount of revenue that can be recognized. Each month we review the total current estimated costs on each project to determine if these estimates are still accurate and, if necessary, we adjust the total estimated costs for each project. Changes to the estimated total contract costs result in a cumulative adjustment to the amount of revenue recognized. During our monthly contract review process, we review each contract’s performance to date, current cost trends, and circumstances specific to each study. The original or current cost estimates are reviewed and if necessary the estimates are adjusted and refined to reflect any changes in the anticipated performance under the study. In the normal course of business, we conduct this review each month in all service delivery locations. As the work progresses, original estimates might be deemed incorrect due to, among other things, revisions in the scope of work or patient enrollment rate, and a contract modification might be negotiated with the customer to cover additional costs. If not, we bear the risk of costs exceeding our original estimates. Management assumes that actual costs incurred to date under the contract are a valid basis for estimating future costs. Should management’s assumption of future cost trends fluctuate significantly, future margins could be reduced. In the past, we have had to commit unanticipated resources to complete projects, resulting in lower margins on those projects. Should our actual costs exceed our estimates on fixed price contracts, future margins could be reduced, absent our ability to negotiate a contract modification. We accumulate information on each project to refine our bidding process. Historically, the majority of our estimates and assumptions have been materially correct, but these estimates might not continue to be accurate in the future.

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

Tax Valuation Allowance

Based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, we determined that a valuation allowance was required for specific foreign loss carry forwards as of December 31, 2006. If these estimates prove inaccurate, a change in the valuation allowance, up or down, could be required in the future. During 2006, we released tax valuation allowances established for loss carryforwards in Spain and France.

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

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $4.5 million , which consisted of stock-based compensation expense related to employee stock options. See Note 2 to the Consolidated Financial Statements for additional information.

The Company estimates the value of employee stock options on the date of grant using The Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the stock price of similar entities as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Due to our limited trading history, we calculated expected volatility of our stock based on the volatility of the share price of similar entities. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts. As stock-based compensation expense recognized in the Consolidated Statement of Operations for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For the year ended December 31, 2006, the amount of compensation expense recognized was $4.5 million, which was recorded in selling, general and administrative expenses in the condensed consolidated statement of operations. On a diluted per share basis, the incremental change was $0.14 per diluted share for the year ended December 31, 2006, which was not present in 2005 or 2004.

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

Interest Rate Risk

At December 31, 2006, we had $24 million outstanding under our revolving credit facility at a rate of 6.60%. Future drawings under the facility will bear interest at various rates. Historically, we have mitigated our exposure to fluctuations or interest rate by entering into interest rate hedge agreements. The potential decrease in net income resulting from a hypothetical increase in our interest rate of 1% would have been approximately $88,000 for the year ended December 31, 2006.

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

For the year ended December 31, 2006, approximately 6.5% and 23.2% of total service revenue was denominated in British pounds and Euros, respectively. The Company periodically enters into foreign currency derivatives to mitigate exposure to movements between the US dollar and the British pound, the U.S. dollar and the Canadian dollar, and the US dollar and Euro. These derivatives are designated as cash flow hedges and accordingly the changes in fair value have been recorded in stockholders equity (as a component of comprehensive income). These derivatives were accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The potential decrease in net income resulting from a hypothetical weakening of the U.S. dollar relative to the British pound and Euro of 10% would have been approximately $0.8 million for the year ended December 31, 2006.

Foreign Currency Hedges

In 2006, we entered into a number of foreign currency hedging transactions to mitigate exposure to movements between the U.S. dollar and the British pound, the U.S. dollar and the Canadian dollar, and the U.S. dollar and the Euro. We agreed to purchase a given amount of British pounds and Euros at established dates through 2006. These derivatives are accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognize derivatives as instruments as either assets or liabilities in the balance sheet and measure them at fair value. These derivatives are designated as cash flow hedges. These agreements terminated in December, 2006. There were no currency derivatives outstanding at December 31, 2006. We entered into similar derivative agreements in January, 2007.

ITEM 8.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Management’s Annual Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the our internal control over financial reporting was effective as of December 31, 2006.

Management has excluded PRA International Operations B.V. from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination during 2006. PRA International Operations B.V. is a wholly-owned subsidiary whose total assets and total revenues represent 8% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on management’s assessment of our internal control over financial reporting, which appears in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information called for by Items 10-14 is incorporated by reference to our 2007 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of our fiscal year).

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors is incorporated by reference to the section of our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders entitled “Proposal 1: Election of Directors.” See Part I of this Annual Report for information regarding our executive officers.

The information required by this item with respect to compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the section of our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information required by this item with respect to our Audit Committee and Audit Committee Financial Experts is incorporated by reference to the section of our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders entitled “Board Organization and Meetings.”

We have adopted a Code of Ethics that applies to all employees. The Code of Ethics is available on our website at http://www.prainternational.com. We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from our Code of Ethics by posting such information on this web site.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section of our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders entitled “Executive Compensation,” “Board of Directors Compensation,” “Employment Agreements,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Information required by this item is incorporated by reference to the section of our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders entitled “Security Ownership of Directors and Executive Officers.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Information required by this item is incorporated by reference to the section of our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section of our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders entitled “Fees Paid to the Independent Auditors.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

PRA INTERNATIONAL AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PRA International:

We have completed integrated audits of PRA International’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PRA International and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 the Company changed the manner in which it accounts for share-based compensation.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Annual Report On Internal Control Over Financial Reporting, management has excluded PRA International Operations B.V. from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded PRA International Operations B.V. from our audit of internal control over financial reporting. PRA International Operations B.V. is a wholly-owned subsidiary whose total assets and total revenues represent 8% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

PricewaterhouseCoopers LLP

McLean, Virginia
March 14, 2007

PRA INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2005	2006
	(Dollars in thousands, except per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$73,640	$44,490
Accounts receivable and unbilled services, net	85,426	106,298
Prepaid expenses and other current assets	8,678	21,050
Deferred tax assets	663	191

Total current assets	168,407	172,029
Fixed assets, net	26,906	33,663
Goodwill	106,748	210,761
Other intangibles, net of accumulated amortization of $6,307 and $8,446 as of December 31, 2005, and 2006, respectively	24,530	33,493
Deferred tax asset	783	2,183
Other assets	1,990	2,126

Total assets	$329,364	$454,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$21,640	$16,892
Accrued expenses	34,523	31,276
Income taxes payable	7,423	10,724
Advance billings	62,651	101,618
Deferred tax liability	359	3,491
Capital leases, current portion	51	131

Total current liabilities	126,647	164,132
Deferred tax liability	7,499	7,571
Other liabilities	6,343	7,137
Debt	—	24,000
Capital leases	9	47

Total liabilities	140,498	202,887

Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock $0.01 par value; 36,000,000 shares authorized as of December 31, 2005 and 2006; 22,915,896 and 24,242,768 shares issued and outstanding as of December 31, 2005 and 2006, respectively	229	243
Treasury stock	(93)	(108)
Additional paid-in capital	130,338	156,779
Accumulated other comprehensive income	3,515	12,732
Retained earnings	54,877	81,722

Total stockholders’ equity	188,866	251,368

Total liabilities and stockholders’ equity	$329,364	$454,255

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2005	2006
	(Dollars in thousands, except per share amounts)

Revenue
Service revenue	$277,479	$294,739	$303,207
Reimbursement revenue	30,165	31,505	34,959

Total revenue	307,644	326,244	338,166
Operating expenses
Direct costs	134,067	136,572	154,416
Reimbursable out-of-pocket costs	30,165	31,505	34,959
Selling, general, and administrative	90,139	95,827	103,031
Option purchase	3,713	—	—
Employee per option bonus related to tender	2,738	—	—
Depreciation and amortization	9,691	11,156	12,587
Management fee	704	—	—

Income from operations	36,427	51,184	33,173
Interest expense	(4,023)	(467)	(1,561)
Interest income	380	1,648	1,665
Other income (expenses), net	(38)	(1,137)	220

Income before income taxes	32,746	51,228	33,497
Provision for income taxes	11,997	19,005	6,652

Net income	$20,749	$32,223	$26,845

Net income per share
Basic	$1.13	$1.43	$1.14
Diluted	$1.02	$1.32	$1.08

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND OTHER COMPREHENSIVE INCOME

								Additional
								Paid-In	Notes	Accumulated
							Additional	Capital	Receivable	Other			Other
	Common Stock		Exchangeable Shares		Treasury Stock		Paid-In	Exchangeable	from	Comprehensive	Retained		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Stockholders	Income	Earnings	Total	Income

Balance as of December 31, 2003	15,273,044	$153	1,115,796	$11	—	$—	$47,306	$7,102	$(401)	$1,638	$18,756	$74,565
Issuance of common stock for cash and stock	14,116	—	—	—	—	—	150	—	—	—	—	150
Exercise of common stock options	1,212,174	12	—	—	—	—	2,766	—	(1,777)	—	—	1,001
Exercise of warrants	729,596	7	—	—	—	—	(6)	—	—	—	—	1
Purchase of treasury stock	(14,216)	—	—	—	14,216	(93)	—	—	—	—	—	(93)
Declaration of dividends	—	—	—	—	—	—	—	—	—	—	(16,851)	(16,851)
Net income	—	—	—	—	—	—	—	—	—	—	20,749	20,749	$20,749
Interest on notes receivable from stockholders	—	—	—	—	—	—	—	—	(113)	—	—	(113)
Payment on notes receivable from stockholders	—	—	—	—	—	—	—	—	2,291	—	—	2,291
Issuance of common stock in connection with initial public offering, net of $6,564 in fees	4,007,312	40	—	—	—	—	67,419	—		—	—	67,459
Transfer of exchangeable shares	1,115,796	11	(1,115,796)	(11)	—	—	7,102	(7,102)	—	—	—	—
Other comprehensive income
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	1,175	—	1,175	1,175
Fair market value adjustments on interest rate agreement, net of tax	—	—	—	—	—	—	—	—	—	45	—	45	45

Comprehensive income													$21,969

Balance as of December 31, 2004	22,337,822	$223	$—	$—	14,216	$(93)	$124,737	$7,102	$—	$2,858	$22,654	$150,379
Exercise of common stock options	578,074	6	—	—	—	—	3,215	—	—	—	—	3,221
Net income	—	—	—	—	—	—	—	—	—	—	32,223	32,223	$32,223
Issuance costs related to public offerings	—	—	—	—	—	—	(600)	—	—	—	—	(600)
Stock option tax benefit	—	—	—	—	—	—	2,986	—	—	—	—	2,986
Other comprehensive income
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	687	—	687	687
Fair market value adjustments on interest rate agreement, net of tax	—	—	—	—	—	—	—	—	—	(30)	—	(30)	(30)

Comprehensive income													$32,880

Balance as of December 31, 2005	22,915,896	$229	$—	$—	14,216	$(93)	$130,338	$—	$—	$3,515	$54,877	$188,866
Exercise of common stock options	637,470	6	—	—	—	—	4,290	—	—	—	—	4,296
Shares issued in connection with acquisitions	688,621	7	—	—	—	—	15,051	—	—	—	—	15,058
Shares issued from the manager stock purchase plan	785	1	—	—	—	—	20	—	—	—	—	21
Net income	—	—	—	—	—	—	—	—	—	—	26,845	26,845	$26,845
Stock-based compensation expense	—	—	—	—	—	—	4,455	—	—	—	—	4,455
Stock option excess tax benefit	—	—	—	—	—	—	2,625	—	—	—	—	2,625
Purchase of treasury stock	—	—	—	—	500	(15)	—	—	—	—	—	(15)
Other comprehensive income
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	9,396	—	9,396	9,396
Fair market value adjustments on cash flow hedge and interest rate agreement, net of tax	—	—	—	—	—	—	—	—	—	(179)	—	(179)	(179)

Comprehensive income													$36,062

Balance as of December 31, 2006	24,242,772	$243	$—	$—	14,716	$(108)	$156,779	$—	$—	$12,732	$81,722	$251,368

The accompanying notes are an integral part of these consolidated financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
	(Dollars in thousands)

Cash flow from operating activities
Net income	$20,749	$32,223	$26,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,691	11,156	12,587
Stock-Based Compensation	—	—	4,455
Provision for doubtful receivables	1,914	(123)	1,023
Provision for deferred income taxes	2,606	2,354	(666)
Debt issuance costs write-off	1,241	—	—
Excess Tax Benefits from Share-Based Compensation	—	2,986	(2,625)
Changes in assets and liabilities:
Accounts receivable and unbilled services	15,373	(3,057)	(14,805)
Prepaid expenses and other assets	1,226	(2,465)	(10,410)
Accounts payable and accrued expenses	7,793	11,022	(22,941)
Income taxes	12,150	(3,677)	8,647
Advance billings	(1,107)	(48,910)	35,409

Net cash provided by operating activities	71,636	1,509	37,519

Cash flow from investing activities
Purchase of fixed assets	(8,781)	(13,349)	(8,791)
Disposal of fixed assets	1,131	196	137
Purchase of marketable securities	(24,500)	(22,375)	—
Proceeds from sale of marketable securities	—	46,875	—
Cash paid for acquisitions, net of cash acquired	(200)	(7,331)	(94,136)

Net cash (used in) provided by investing activities	(32,350)	4,016	(102,790)

Cash flow from financing activities
Proceeds from issuance of debt	5,000	—	30,000
Repayment of debt	(65,275)	—	(6,000)
Repayment of capital leases		(166)	(58)
Proceeds from initial public offering, net of issuance costs	67,020	—	—
Issuance costs related to public offerings	—	(600)	—
Issuance of stockholder notes receivable	(1,777)	—	—
Stockholder receivable payment	2,178	—	—
Payment of dividends	(16,852)	—	—
Purchase of treasury stock	(93)	—	(15)
Stock option excess tax benefit	—	—	2,625
Proceeds from stock option and warrant exercises	3,369	3,221	4,296

Net cash provided by (used in) financing activities	(6,430)	2,455	30,848
Effect of exchange rate on cash and cash equivalents	704	(228)	5,273

Increase (decrease) in cash and cash equivalents	33,560	7,752	(29,150)
Cash and cash equivalents at beginning of period	32,328	65,888	73,640

Cash and cash equivalents at end of period	$65,888	$73,640	$44,490

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Operations and Significant Accounting Policies

Nature of Operations

PRA International (formerly PRA Holdings, Inc.) and its subsidiaries (collectively, the “Company”) is a full-service global contract research organization providing a broad range of product development services for pharmaceutical and biotechnology companies around the world. The Company’s integrated services include data management, statistical analysis, clinical trial management, and regulatory and drug development consulting.

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

Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included in other current assets is approximately $0.5 million of restricted cash which is reserved for a contingent payment to certain shareholders of a recent acquisition provided certain predetermined operating targets are achieved over the next 6 months.

Unbilled Services

Unbilled services represent amounts earned for services that have been rendered but for which clients have not been billed and include reimbursement revenue. Unbilled services are generally billable upon submission of appropriate billing information, achievement of contract milestones or contract completion.

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Other Intangibles

The Company follows Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), whereby goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Separate intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. No impairments were identified during the years ended December 31, 2004, 2005, and 2006.

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

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Significant Customers

Service revenue from individual customers greater than 10% of consolidated service revenue; in the respective periods were as follows:

	Year Ended December 31,
	2004	2005	2006

Customer A	15.7%	14.6%	—
Customer B	12.4%	10.1%	—

Due to the nature of the Company’s business and the relative size of certain contracts, it is not unusual for a significant customer in one year to be insignificant in the next. However, it is possible that the loss of any single significant customer could have a material adverse effect on the Company’s results from operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of December 31, 2006 substantially all of the Company’s cash and cash equivalents were held in or invested with domestic banks. Accounts receivable include amounts due from pharmaceutical and biotechnology companies. Accounts receivable from individual customers that are equal to or greater than 10% of consolidated accounts receivable in the respective periods were as follows:

	As of
	December 31,
	2005	2006

Customer A	16.0%	16.2%
Customer C	11.0%	*

*	Less than 10% of consolidated accounts receivable and unbilled services as of the end of each period.

The Company establishes an allowance for potentially uncollectible receivables. In management’s opinion, there is no additional material credit risk beyond amounts provided for such losses.

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of the period. Equity activities are translated at the spot rate effective at the date of the transaction. Revenue and expense accounts and cash flows of these operations are translated at average exchange rates prevailing during the period the transactions occurred. Translation gains and losses are included as an adjustment to the accumulated other comprehensive income account in stockholders’ equity. Transaction gains and losses are included in other income (expenses), net, in the accompanying Consolidated Statements of Operations. The Company recorded net transaction gain of $0.5 million, net transaction losses of $1.2 million, and net transaction gains of $0.06 million during the years ended December 31, 2004, 2005, and 2006, respectively.

Comprehensive Income (Loss)

The components of comprehensive income (loss) include the foreign currency translation adjustment and an adjustment resulting from a change in the fair value of an interest rate agreement.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are reversed at such time that realization is believed to be more likely than not. Future reversals of valuation allowance on acquired deferred tax assets will first be applied against goodwill and other intangibles before recognition of a benefit in the consolidated statement of operations. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities, exclusive of amounts related to the exercise of stock options which excess benefit is recognized directly as an increase in stockholders’ equity.

Stock-Based Compensation

The primary type of share-based payment utilized by the Company is stock options. Stock options are awards which allow the employee to purchase shares of the Company’s stock at a fixed price. Stock options are granted at an exercise price equal to the Company stock price at the date of grant. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment” under the modified prospective method as described in SFAS No. 123(R). Under this transition method, compensation expense recognized in the year ended December 31, 2006 includes compensation expense for all stock-based payments granted in 2006, as well as for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Accordingly, prior period financials have not been restated. For the year ended December 31, 2006, the amount of compensation expense recognized was $4.5 million, which was recorded in selling, general, and administrative expenses in the condensed consolidated statement of operations. As of December 31, 2006, there were approximately $11.8 million of total unrecognized stock-based compensation costs related to options granted under our plans that will be recognized over a weighted average period of 1.5 years.

Awards granted prior to the Company’s implementation of SFAS 123(R) were accounted for under the recognition and measurement principles of APB Opinion 25. Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in the accompanying Consolidated Statement of Operations for the years ended December 31, 2004 and 2005, because all options granted under the Company’s plans had exercise prices equal to the market value of the underlying common stock on the date of the grant. Pro forma net income and net income per share, as if the company had applied the fair value

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognition provisions of SFAS 123 to stock based compensation for periods presented prior to the Company’s adoption of SFAS 123(R), are as follows

	Year Ended December 31,
	2004	2005
	(Dollars in thousands, except per share amounts)

Net income, as reported	$20,749	$32,223
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(637)	(1,909)

FAS No. 123 pro forma net income	$20,112	$30,314

Basic net income per share, as reported	$1.13	$1.43
Basic net income per share, pro forma	$1.09	$1.15
Diluted net income per share, as reported	$1.02	$1.32
Diluted net income per share, pro forma	$0.99	$1.24

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

The following is a reconciliation of the amounts used to determine the basic and diluted earnings per share:

	Year Ended December 31,
	2004	2005	2006

Numerator:
Net income for basic and diluted EPS	$20,749	$32,223	$26,845
Denominator:
Weighted average shares for basic EPS	18,442	22,527	23,510
Effect of dilutive stock options	1,888	1,863	1,240

Weighted average shares for diluted EPS	20,330	24,390	24,750

Basic earnings per share	$1.13	$1.43	$1.14

Diluted earnings per share	$1.02	$1.32	$1.08

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Excluded from the calculation of earnings per diluted share were 0, 212,500 and 775,000 shares during 2004, 2005, and 2006, respectively.

Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2004, 2005, and 2006 are summarized as follows:

	2004	2005	2006
	(Dollars in thousands)

Cash paid for taxes	$3,890	$17,989	$8,134

Cash paid for interest	$2,630	$213	$1,075

In 2005 there was a payment deferral of $2.7 million stemming from the purchase of certain software. This amount will be paid over 37 months.

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

Recent Accounting Pronouncements

In June of 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The provisions in FIN 48 are effective beginning January 1, 2007. The Company expects the implementation of FIN 48 to reduce retained earnings by zero to $3 million.

Revision

The Company made a revision in the consolidated statement of cash flows to correct an immaterial misclassification in the prior year.

(2)  Acquisitions

On July 21, 2006, the Company acquired all of the outstanding shares of Pharma-Bio Research Metaholdings B.V., a Netherlands corporation (“PBR”), an early-phase clinical development company based in The Netherlands, for approximately $107 million plus closing and other costs. The purchase was paid using a $30 million draw on PRA’s existing line of credit, the issuance of 674,505 shares of restricted stock, and cash of $61 million. The shares were issued at approximately $22.50 per share, representing the average daily closing price of PRA common stock a few days around the execution of the definitive purchase agreement, which was June 16, 2006. The shares are subject to lock-up restrictions barring the transfer, hedging, or otherwise disposing of the shares for a period of one

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year after the closing of the acquisition. The acquisition was accounted for as a business combination using the purchase method of accounting, with the results of PBR’s operations included from the purchase date. Near the time of the execution of the share and loan note purchase agreement, the Company entered into a foreign currency forward to mitigate the risk of exchange rate relating to the purchase price which, by contract, was paid in Euro. At closing, the instrument was effective and mitigated approximately $400,000 in currency fluctuation. The summary of the purchase price allocation is as follows:

Cash	$869
Accounts receivable, net	4,622
Property and equipment, net	7,805
Goodwill	98,216
Separately identifiable intangible assets	10,380
Other assets	1,362

Total assets acquired	$123,254
Accounts payable	$3,870
Other accrued liabilities	10,040

Total liabilities assumed	$13,910

Net assets acquired	$109,344

The following table provides summary unaudited pro forma results of operations for the years ended December 31, 2005, and 2006, as if the entities had been combined at the beginning of each period. The pro forma financial information is based on estimates and assumptions which have been made solely for the purpose of developing such pro forma presentation. The estimated adjustments are derived from the purchase price allocation and related information. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the operating results or financial position that would have occurred if the merger had been completed on the dates indicated above, nor are the data necessarily indicative of future operating results or financial position.

	2005	2006

Pro forma service revenue	$343,823	$328,731
Pro forma net income	$31,371	$24,492
Pro forma net income per diluted share	$1.25	$0.96

During the second quarter of 2005, we acquired all of the outstanding equity of GMG BioBusiness Ltd (GMG) and Regulatory/Clinical Consultants, Inc. (RxCCI). GMG and RxCCI enhanced our existing multinational service offerings in our Global Regulatory Affairs group. We paid approximately $7.3 million in aggregate cash for both operations.

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)  Accounts receivable and unbilled services

Accounts receivable and unbilled services include service revenue, reimbursement revenue, and amounts associated with work performed by investigators (dollars in thousands):

	As of December 31,
	2005	2006

Accounts receivable	$45,933	$68,491
Unbilled services	44,189	42,795

	90,122	111,286
Less: Allowance for doubtful accounts	(4,696)	(4,988)

	$85,426	$106,298

(5)  Fixed assets

Fixed assets consisted of the following (dollars in thousands):

	As of December 31,
	2005	2006

Leasehold improvements	$4,449	$7,204
Computer hardware and software	37,080	46,527
Furniture and equipment	10,308	15,199
Less: Accumulated depreciation and amortization	(24,931)	(35,267)

	$26,906	$33,663

Depreciation expense for the years ended December 31, 2004, 2005 and 2006 were $8.8 million, $10.1 million and $10.1 million, respectively.

(6)  Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2006 were as follows (dollars in thousands):

Carrying amount as of December 31, 2004	$101,340
Acquisitions	5,866
Foreign currency exchange rate changes	(458)

Carrying amount as of December 31, 2005	106,748
Acquisitions	98,741
Foreign currency exchange rate changes	5,272

Carrying amount as of December 31, 2006	$210,761

Other intangibles consist of the following (dollars in thousands):

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Weighted
	Average	As of December 31, 2005			As of December 31, 2006
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(In Years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Non-compete and other agreements	2	$2,504	$2,413	$91	$3,088	$2,779	$309
Customer relationships	10	8,492	3,420	5,072	18,908	5,193	13,715
Trade names	Indefinite	19,841	474	19,367	19,943	474	19,469

		$30,837	$6,307	$24,530	$41,939	$8,446	$33,493

Amortization expense related to other intangibles was approximately $0.9 million, $1.1 million and $2.1 million for 2004, 2005 and 2006, respectively. For each of the next five years, amortization expense relating to the identified intangibles is expected to be $3.3 million for 2007, $2.4 million for 2008, $1.6 million for 2009 and 2010 and $1.3 million for 2011.

(7)  Accrued expenses

Accrued expenses consisted of the following (dollars in thousands):

	As of
	December 31,
	2005	2006

Accrued payroll and related expenses	$20,909	$18,116
Accrued expenses	19,957	20,297

	40,866	38,413
Less current portion of accrued expenses	(34,523)	(31,276)

	$6,343	$7,137

(8)  Capital Leases

Capital leases consisted of the following (dollars in thousands):

	As of December 31,
	2005	2006

Obligations under capital leases	$60	$178
Less current portion	(51)	(131)

	$9	$47

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

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Facility is available for general corporate purposes (including working capital expenses, capital expenditures, and permitted acquisitions), the issuance of letters of credit and swingline loans. A portion of the facility is available for alternative currency loans.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at the Company’s option, equal a base rate or a LIBOR rate plus, in each case, an applicable margin. The base rate is a fluctuating interest rate equal to the higher of (a) the prime rate and (b) the overnight federal funds rate plus 0.50%. The Company may choose interest periods of 1, 2, 3 or 6 months. In addition, the Company is required to pay to the lenders under the facility a commitment fee of 0.25% or 0.375% per annum for unused commitments depending on the Company’s leverage ratio. Voluntary prepayments of loans and voluntary reductions in the unused commitments under the Credit Facility are permitted in whole or in part, in minimum amounts and subject to certain other limitations. The facility is unsecured, but the Company has granted a pledge on its assets and those of its subsidiaries that guarantees the facility for the benefit of the lenders under the facility. The Credit Facility requires the Company to comply with certain financial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio, and a minimum net worth. In July, 2006 the Company borrowed $30 million against this credit facility to finance the PBR acquisition. Prior to year end the Company repaid $6 million of this amount such that the outstanding balance as of December 31, 2006 is $24 million. As of December 31, 2006, the Company was in compliance with all of the covenants of the revolving credit agreement. Approximately $1.2 million and $0.2 million of deferred financing costs were expensed as of December 31, 2004 and 2005, respectively, as a result of the refinancing. At December 31, 2006, there was $24.0 million outstanding under the Credit Facility at an interest rate of 6.6%.

(9)  Income Taxes

The components of the provision for income taxes were as follows (in thousands):

	Year Ended
	December 31,
	2004	2005	2006

Current:
Federal	$6,303	$8,885	$1,320
State	2,086	1,325	(371)
Foreign	1,215	7,472	4,036

Total current	9,604	17,682	4,985

Deferred:
Federal	5,973	1,231	1,104
State	68	181	(1,348)
Foreign	(1,678)	1,144	1,918
Valuation allowance	(1,970)	(1,233)	(7)

Total deferred	2,393	1,323	1,667

	$11,997	$19,005	$6,652

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Taxes computed at the statutory U.S. federal income tax rate of 35% are reconciled to the provision for income taxes as follows:

	Year Ended
	December 31,
	2004	2005	2006

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	4.4	2.0	0.8
Permanent Differences	1.0	1.0	(.9)
Changes in valuation allowance for foreign net operating losses, net	(4.2)	(2.7)	(.4)
State tax credits	—	—	(5.5)
U.K. R&D	—	—	(7.8)
Canadian R&D	(3.0)	(3.1)	(3.6)
Other	3.4	4.9	2.3

Effective income tax rate	36.6%	37.1%	19.9%

Components of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2005	2006

Foreign operating loss carry forwards	$3,292	9,528
Accruals and reserves	5,895	5,019
Equity based compensation	—	631
Tax credits	—	1,431

	9,187	16,609
Prepaid Items	(957)	(1,098)
Identified Intangibles	(8,617)	(11,543)
Depreciable, amortizable and other property	(468)	(437)
Deferred and unbilled revenue	(3,316)	(6,594)

	(13,358)	(19,672)
Valuation allowance	(2,241)	(5,625)

Net deferred tax liability	$(6,412)	$(8,688)

Current deferred tax asset (liability)	304	(3,300)
Non current deferred tax liability	(6,716)	(5,388)

The foreign subsidiaries are taxed separately in their respective jurisdictions. As of December 31, 2006, the Company had cumulative foreign net operating loss carry forwards of approximately $35 million. Included in this amount was $24.7 million in net operating loss carry forwards derived from acquisitions which were recognized and recorded as reductions in the related goodwill balance. During 2006 approximately $7.5 million of net operating loss carry forwards were realized.

Included in prepaid expenses and other current assets is approximately $8.3 million of U.S. income tax receivable amounts.

The carry forward periods for the Company’s net operating loss carry forwards vary from five years to an indefinite number of years depending on the jurisdiction. The Company’s ability to offset future taxable income

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the foreign net operating loss carry forwards may be limited in certain instances, including changes in ownership.

The cumulative amount of undistributed earnings of foreign subsidiaries for which the Company has not provided U.S. income taxes at December 31, 2006 was approximately $56.3 million. No provision has been made for the additional taxes that would result from the distribution of earnings of foreign subsidiaries since such earnings are deemed to have been permanently invested in the foreign operations.

In determining the extent to which a valuation allowance for net deferred tax assets is required, the Company evaluates all available evidence including projections of future taxable income, carry back opportunities, and other tax planning strategies. The valuation allowance at December 31, 2005 and December 31, 2006, relates to foreign net operating losses. Due in part to the inconsistent earnings and profits of certain foreign subsidiaries over the last three years, the Company believes that it is more likely than not that the deferred tax asset related to these foreign net operating losses will not be realized. If in the future, the Company determines that utilization of these deferred tax assets related to the foreign net operating losses becomes more likely than not, the Company will reduce the valuation allowance at that time.

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

Employee Stock Purchase Plan

In June 2005, the Company established an Employee Stock Purchase Plan (ESPP) which became effective on October 1, 2005. The Company has reserved 250,000 shares of the Company’s common stock for issuance under the ESPP. As of December 31, 2006, there were 228,730 shares of common stock available for issuance. The ESPP

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has four three-month offering periods (each an “Offering Period”) annually, which begin on the first day of each calendar quarter, beginning October 1, 2005. Eligible employees can elect to contribute, on an after-tax basis, 1% to 10% of their pre-tax compensation during each payroll period of an Offering Period. At the end of an Offering Period, the contributions made by an eligible employee for that Offering Period will be used to purchase common stock of the Company at a price equal to 90% of the reported closing price of the Company’s common stock on the last day of the offering period.

During 2005 and 2006, 5,406 and 15,864 shares were issued under the ESPP, respectively, and the Company’s contribution and expenses incurred in administering the ESPP totaled approximately $11,000 and $35,000, respectively. The ESPP was approved by the stockholders in 2006.

Management Stock Purchase Plan

In November 2004, the Company established, under its 2004 Incentive Award Plan, a Management Stock Purchase Plan (the “MSPP”) which became effective on January 1, 2005. Under the MSPP, eligible employees can elect to receive up to 50% of their annual incentive compensation in the form of Restricted Stock Units (Units). These Units represent the right to receive one share of common stock after vesting. The number of Units received by a participant is based on the per share closing price of the Company’s common stock on the annual bonus payment date, which is divided into the amount of bonus forgone by the participant to determine the number of Units. The Company will issue additional Units to match those received by the employee. All Units vest 100% after 3 years of continuous employment, and vested shares of our common stock are issued to participants upon vesting. During 2006, 785 shares were issued under the plan. In 2005, no Units were issued under the plan.

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

(11)  Stock Options

The Company’s stock option and incentive award plans reserve 5,670,164 shares of the Company’s common stock for options to be granted under the plan. Generally, the Company grants stock options with exercise prices at least equal to the then fair market value of the Company’s common stock, as determined by the board of directors. The stock option compensation cost calculated under the fair value approach is recognized on a pro rata basis over the vesting period of the stock options (usually four years). All stock option grants are subject to graded vesting as services are rendered and have a contractual life between 7 and 10 years. The fair value for granted options was estimated at the time of the grant using the Black-Scholes option-pricing model. Due to limited trading history the expected volatilities are based on the volatility of share prices of similar entities and the Company uses historical data to estimate option exercise behavior. As of December 31, 2006, there were 1,116,988 authorized and unissued options available for issuance.

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information related to stock option activity for the respective periods:

	Year Ended December 31,
	2004	2005	2006

Weighted-average fair value of options granted	$5.29	$10.91	$11.77
Intrinsic value of options exercised	14,314	12,575	12,769
Cash received from options exercised	3,369	3,221	4,296
Excess tax benefit realized for tax deductions from option exercises	—	2,986	2,625

Aggregated information regarding the Company’s fixed stock option plans is summarized below:

			Weighted Average
			Remaining	Aggregate
		Wtd. Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
				(Millions)

Outstanding December 31, 2005	3,149,373	$11.60
Granted	1,031,250	25.69
Exercised	(637,470)	6.74
Expired/forfeited	(412,963)	21.46

Outstanding December 31, 2006	3,130,190	$15.93	5.47	$31

Exercisable at December 31, 2006	1,556,315	$8.54	4.83	$26

The following table summarizes information regarding options outstanding and exercisable as of December 31, 2006:

	Options Outstanding
		Weighted-		Options Exercisable
	Number	Average	Weighted-	Number	Weighted-
	Outstanding as	Remaining	Average	Exercisable as	Average
	of December 31,	Contractual	Exercise	of December 31,	Exercise
Range of Exercise Price	2006	Life in Years	Price	2006	Price

$ 0.19 - $ 3.17	50,871	4.60	$0.93	50,871	$0.93
3.18 - 6.34	583,342	4.40	3.30	583,342	3.30
6.35 - 9.50	594,102	5.23	6.91	529,602	6.79
9.51 - 12.67	140,000	7.14	11.13	50,000	10.98
12.68 - 15.84	60,000	7.49	13.75	20,000	13.75
15.84 - 19.01	443,750	4.61	19.00	235,000	19.00
19.02 - 22.18	—	—	—	—	—
22.19 - 25.34	408,125	6.22	24.09	25,625	24.37
25.35 - 28.51	645,000	6.15	26.20	18,125	26.73
28.52 - 31.68	205,000	5.92	30.51	43,750	30.31

	3,130,190	5.47	$15.93	1,556,315	$8.54

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of the options granted and assumptions used to derive the fair values are set forth in the following table:

	Year Ended December 31,
	2004	2005	2006

Weighted-average fair value of options granted	$5.29	$10.91	$11.77
Risk-free rate	3.25%	3.96%	4.57%
Expected life, in years	4.6	5.0	4.75
Dividend yield	0%	0%	0%
Volatility	25.23%	39.6%	47.00%

(12)  Commitments and Contingencies

Operating Leases

The Company leases office space under operating lease agreements expiring in various years through 2020. The Company has sublease agreements for certain facilities to reduce rent expense and accommodate expansion needs. The subleases expire in various years through 2010. Sublease rental income of $1.5 million, $1.3 million, and $1.5 million was recorded during each of the years ended December 31, 2004, 2005, and 2006, respectively. The Company also leases certain office equipment under operating leases expiring in various years through 2012.

Rent expense under non-related party operating leases, net of sublease rental income, for the years ended December 31, 2004, 2005, and 2006 was approximately $12.7 million, $11.5 million, and $12.3 million respectively.

The Company leased operating facilities from a related party under three leases which expired in July 2005. The Company vacated two of the three buildings under these leases. During 2005, the Company entered into a new lease agreement for one of the buildings with the same related party and that lease expires in December 2009. The leases feature fixed annual rent increases of approximately 2.7%. Rental expense under these leases was approximately $1.6 million, $1.1 million, and $0.4 million for the years ended December 31, 2004, 2005, and 2006 respectively.

Future minimum lease commitments on non-cancelable operating leases are as follows (dollars in thousands):

			Sublease
	Related		Rental
Year Ending December 31,	Party	Other	Income	Net Total

2007	$446	$19,766	$(854)	$19,358
2008	458	17,520	(786)	17,192
2009	470	16,816	(793)	16,493
2010	—	15,418	(634)	14,784
2011	—	13,135	—	13,135
Thereafter	—	182,041	—	182,041

	$1,374	$264,696	$(3,067)	$263,003

Employment Agreements

The Company has entered into employment and non-compete agreements with certain management employees. In the event of termination of employment for certain instances, employees will receive severance payments for base salary and benefits for a specified period (six months for vice presidents, nine months for senior vice

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Employee Health Insurance

The Company is self-insured for health insurance for employees within the United States. The Company maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.15 million per member per year. As of December 31, 2005 and 2006, the Company maintained a reserve of approximately $1.5 million and $1.1 million, respectively, included in other accrued expense on the consolidated balance sheets, to cover open claims and estimated claims incurred but not reported.

(13)  Employee Benefit Plan

The Company maintains a 401(k) Plan (the “Plan”) in the United States, which covers substantially all employees of its U.S. subsidiary. Eligible employees may contribute up to 20% of their pre-tax salary, and the Company will match a maximum of 50% of employee contributions up to 6% of base salary. The employer contributions to the Plan were approximately $1.7 million in each of the years ended December 31, 2005 and 2006.

(14)  Lease Termination

In November 2004, the Company relocated its corporate headquarters to Reston, Virginia and vacated its leased building in McLean, Virginia and recorded a $1.3 million charge which was increased by $0.2 million in 2005. The charge was for the remaining lease payments, net of estimated sublease. As of December 31, 2006 approximately $740,000 is included in other liabilities related to this charge.

In 2003, the Company closed its Cambridge, England office and recorded an expense of $2.6 million. In 2005, the Company terminated this lease and paid $1.7 million.

(15)  Related-Party Transactions

During 2006, the Company did business with two customers for which a member of our Board is on the Board of Directors of the customer. The Company recorded $1.8 million of revenue from these customers. In addition, as described in Note 12, the Company leases one operating facility from an entity in which an executive vice president of the Company has an ownership interest.

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the initial public offering in November 2004, the Company paid management fees to its majority stockholder. The fees were $0.7 million for the year ended December 31, 2004. The management fee arrangement was terminated in 2004.

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

(16)  Segment Reporting — Operations by Geographic Area

The Company’s operations consist of one reportable segment, which represents management’s view of the Company’s operations based on its management and internal reporting structure. The following table presents certain enterprise-wide information about the Company’s operations by geographic area (dollars in thousands):

	Year Ended December 31,
	2004	2005	2006

Service revenue
United States	$175,704	$169,827	$161,062
Canada	24,705	29,496	31,411
Europe	70,715	86,487	101,271
Other	6,355	8,929	9,463

	$277,479	$294,739	$303,207

Long-lived assets
United States	$18,086	$23,423	$19,376
Canada	1,836	1,448	866
Europe	4,225	4,265	16,589
Other	667	543	1,141

	$24,814	$29,679	$37,972

(17)  Quarterly Financial Data

The following table sets forth certain unaudited quarterly consolidated financial data for each quarter in our two last completed fiscal years. In the opinion of the Company’s management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements contained herein and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information set forth

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

therein when read in conjunction with the consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(Unaudited)

Service revenue	$69,204	$70,089	$81,504	$82,410
Reimbursement revenue	7,352	9,357	8,120	10,130
Total revenue	76,556	79,446	89,624	92,540
Direct costs	35,175	36,566	40,988	41,687
Selling, general, and administrative	23,025	23,847	25,833	30,326
Reimbursable out-of-pocket costs	7,352	9,357	8,120	10,130
Depreciation and amortization	2,426	2,651	3,697	3,813
Income from operations	8,578	7,025	10,986	6,584
Net income	6,106	6,835	8,183	5,721
Net income per share:
Basic	$0.27	$0.30	$0.34	$.24
Diluted	$0.25	$0.28	$0.33	$.23

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Service revenue	$73,592	$76,031	$75,567	$69,548
Reimbursement revenue	7,859	9,124	7,602	6,920
Total revenue	81,451	85,155	83,169	76,468
Direct costs	35,277	34,159	34,537	32,599
Reimbursable out-of-pocket costs	7,859	9,124	7,602	6,920
Selling, general, and administrative	24,380	25,290	24,654	21,503
Depreciation and amortization	2,776	2,847	2,856	2,677
Income from operations	11,159	13,735	13,520	12,770
Net income	6,958	8,555	9,209	7,501
Net income per share:
Basic	$0.31	$0.38	$0.41	$.33
Diluted	$0.28	$0.35	$0.38	$.31

(1)	Represents the average or mathematical number of full time equivalent employees for the stated period.

(18)  Subsequent Event

Subsequent to December 31, 2006 the Company announced the planned closing of our Eatontown, New Jersey and Ottawa, Canada facilities. This restructuring will result in a charge in the first two quarters of 2007 of approximately $9 million.

PRA INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Schedule II

Allowance for Doubtful Accounts
Balance at December 31, 2003	$4,580
Provisions	1,914
Write-offs/Recoveries	(1,597)

Balance at December 31, 2004	4,897
Provisions	(123)
Write-offs/Recoveries	(78)

Balance at December 31, 2005	4,696
Provisions	1,023
Write-offs/Recoveries	(731)

Balance at December 31, 2006	$4,988

Income Tax Valuation Allowance
Balance at December 31, 2003	8,269
Provisions	569
Releases	(2,539)

Balance at December 31, 2004	6,299
Provisions	—
Releases	(4,058)

Balance at December 31, 2005	2,241
Provisions	1,143
Acquisitions	3,377
Releases	(1,136)

Balance at December 31, 2006	$5,625

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA INTERNATIONAL

By:	/s/ Terrance J. Bieker
Name: Terrance J. Bieker
Title: Chief Executive Officer

Dated: March 3, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrance J. Bieker Terrance J. Bieker	Chief Executive Officer and Director	March 14, 2007

/s/ J. Matthew Bond J. Matthew Bond	Executive Vice President and Chief Financial Officer, Assistant Treasurer and Assistant Secretary	March 14, 2007

/s/ David G. Mathews, III David G. Mathews, III	Vice President and Controller	March 14, 2007

/s/ Jean-Pierre L. Conte Jean-Pierre L. Conte	Director	March 14, 2007

/s/ Melvin D. Booth Melvin D. Booth	Chairman	March 14, 2007

/s/ Robert E. Conway Robert E. Conway	Director	March 14, 2007

/s/ Judith A. Hemberger Judith A. Hemberger	Director	March 14, 2007

/s/ Armin Kessler Armin Kessler	Director	March 14, 2007

/s/ Robert J. Weltman Robert J. Weltman	Director	March 14, 2007

Exhibit Index

Exhibit No		Description of Exhibit

2	.1(7)	Share and Loan Note Purchase Agreement by and among PRA International, Colomera Investments B.V., PBR Holdings SA and Pharma Bio-Research Metaholdings B.V., dated June 18, 2006 (attached as Exhibit 2.1 to PRA’s Report on Form 8-K dated July 21, 2006 and filed on July 26, 2006, and incorporated herein by reference). The schedules to the Share Purchase Agreement are omitted but will be furnished to the Securities and Exchange Commission supplementally upon request.
2	.2(7)	Amendment of the Share and Loan Note Purchase Agreement by and among PRA International, Colomera Investments B.V., PBR Holdings SA and Pharma Bio-Research Metaholdings B.V., dated July 21, 2006 (attached as Exhibit 2.1 to PRA’s report on Form 8-K dated July 21, 2006 and filed on July 26, 2006, and incorporated herein by reference).
3	.1(1)	Second Amended and Restated Certificate of Incorporation of PRA International
3	.2(1)	Amended and Restated Bylaws of PRA International
4	.1(1)	2001 Stock Option Plan
4	.2(1)	1997 Stock Option Plan
4	.3(1)	1993 Stock Option Plan, as amended and restated
4	.4(2)	PRA International 2005 Employee Stock Purchase Plan
4	.5(3)	2004 Incentive Award Plan
10	.1(4)	Credit Agreement by and among PRA International, its affiliates and the lenders party thereto
10	.2(5)	Form of Option Agreement (Optionees other than Senior Vice Presidents, Executive Vice Presidents, President and Directors).
10	.3(8)	Separation Agreement, dated December 14, 2006, between Pharmaceutical Research Associates, Inc. and Patrick K, Donnelly.
10	.4(1)	Registration Rights Agreement by and among PRA International and the parties identified therein
10	.5(5)	Form of Option Agreement (Senior Vice Presidents, Executive Vice Presidents and President).
10	.6(8)	Employment Agreement, dated December 14, 2006, between Pharmaceutical Research Associates, Inc. and Terrance J. Bieker.
10	.7(1)	Stockholders Agreement by and among PRA International and the parties identified therein
10	.8(5)	Form of Option Agreement (Directors).
10	.9(1)	Form of Stockholder Agreement
10	.10(5)	Employment Agreement dated February 3, 2006 between PRA International and David W. Dockhorn*
10	.11(5)	Employment Agreement dated February 3, 2006 between PRA International and Monika Pietrek*
10	.12(5)	Employment Agreement dated February 3, 2006 between PRA International and Bruce A. Teplitzky*
10	.13(1)	Securities Purchase Agreement by and among Genstar Capital Partners III, L.P., Stargen III, L.P. and PRA International
10	.14(6)	Form of Option Agreement
21.1		Subsidiaries of PRA International
23.1		Consent of PricewaterhouseCoopers LLP
31.1		Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registration Statement on Form S-1 filed on June 14, 2004 (File No. 333 — 116424), as amended by Amendment No. 1 filed on July 29, 2004, by Amendment No. 2 filed on September 21, 2004, by Amendment No. 3 filed on October 22, 2004, by Amendment No. 4 filed on October 28, 2004 and by Amendment No. 5 filed on November 16, 2004

(2)	Incorporated by reference to Registration Statement on Form S-8 filed on August 23, 2005 (File No. 333-127782)

(3)	Incorporated by reference to Form 10-K filed on March 18, 2005 (File No. 000-51029)

(4)	Incorporated by reference to Form 8-K filed on December 29, 2004 (File No. 000-51029)

(5)	Incorporated by reference to Form 8-K filed on February 3, 2006 (File No. 000-51029)

(6)	Incorporated by reference to Form 8-K filed on February 2, 2005 (File No. 000-51029)

(7)	Incorporated by reference to Form 8-K filed on July 21, 2006 (File No. 000-51029)

(8)	Incorporated by reference to Form 8-K filed on December 14, 2006 (File No. 000-51029)

*	Indicates a management contract or compensatory plan or arrangement