Form 10-Q
period 2007-03-31
PRA International
filed 2007-05-10
CIK 1293243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
     Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 28, 2007, 24,419,957 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PRA INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	March 31,
	2006	2007
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$44,490	$41,496
Accounts receivable and unbilled services, net	106,298	94,693
Prepaid expenses and other current assets	21,050	24,375
Deferred tax assets	191	1,082

Total current assets	172,029	161,646
Fixed assets, net	33,663	33,622
Goodwill	210,761	212,401
Other intangibles, net of accumulated amortization of $8,446 and $9,388 as of December 31, 2006 and March 31, 2007, respectively	33,493	32,869
Deferred tax assets	2,183	2,479
Other assets	2,126	2,049

Total assets	$454,255	$445,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,892	$15,036
Accrued expenses	31,276	36,625
Income taxes payable	10,724	9,066
Advance billings	101,618	106,627
Deferred tax liability	3,491	3,491
Capital leases, current portion	131	39

Total current liabilities	164,132	170,884
Deferred tax liability	7,571	8,108
Other liabilities	7,137	6,126
Debt	24,000	—
Capital leases	47	39

Total liabilities	202,887	185,157

Stockholders’ equity
Common stock $0.01 par value; 36,000,000 shares authorized as of December 31, 2006 and March 31, 2007; 24,242,772 and 24,405,836 shares issued and outstanding as of December 31, 2006 and March 31, 2007, respectively	243	244
Treasury stock	(108)	(159)
Additional paid-in capital — common stock	156,779	160,519
Accumulated other comprehensive income	12,732	14,575
Retained earnings	81,722	84,730

Total stockholders’ equity	251,368	259,909

Total liabilities and stockholders’ equity	$454,255	$445,066

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2007
Revenue
Service revenue	$69,204	$85,052
Reimbursement revenue	7,352	11,158

Total revenue	76,556	96,210
Operating expenses
Direct costs	35,175	46,680
Reimbursable out-of-pocket costs	7,352	11,158
Selling, general, and administrative	23,025	30,266
Depreciation and amortization	2,426	3,727

Income from operations	8,578	4,379
Interest expense	(122)	(620)
Interest income	456	422
Other income (expense), net	31	(55)

Income before income taxes	8,943	4,126
Provision for income taxes	2,837	1,118

Net income	$6,106	$3,008

Net income per share
Basic	$0.27	$0.12
Diluted	$0.25	$0.12
Weighted average number of common shares outstanding
Basic	22,966	24,353
Diluted	24,209	25,206
The accompanying notes are an integral part of these financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME
(unaudited)
(in thousands, except share amounts)

					Additional
					Paid-In	Accumulated	Retained
					Capital —	Other	Earnings/
	Common Stock		Treasury Stock		Common	Comprehensive	(Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Stock	Income/(Loss)	Deficit)	Total	Income
Balance as of December 31, 2006	24,242,772	$243	14,716	$(108)	$156,779	$12,732	$81,722	$251,368
Exercise of common stock options	163,064	1	—	—	1,940	—	—	1,941
Purchase of treasury stock	—	—	2,500	(51)	—	—	—	(51)
Stock-based compensation expense	—	—	—	—	1,269	—	—	1,269
Stock option tax benefit	—	—	—	—	531	—	—	531
Net income	—	—	—	—	—	—	3,008	3,008	$3,008
Other comprehensive income
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,789	—	1,789	1,789
Change in fair value of hedging instruments						54		54	54
Balance as of March 31, 2007 (unaudited)	24,405,836	$244	17,216	$(159)	$160,519	$14,575	$84,730	$259,909	$4,851

The accompanying notes are an integral part of these financial statements

PRA INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2006	2007
Cash flow from operating activities
Net income	$6,106	$3,008
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,426	3,727
Stock-based compensation	1,100	1,269
Provision for doubtful receivables	3	1
Loss on disposal of fixed assets	—	185
Provision (benefit) for deferred income taxes	378	(629)
Excess tax benefits from share-based compensation	(708)	(377)
Changes in assets and liabilities:
Accounts receivable and unbilled services	(14,707)	12,020
Prepaid expenses and other assets	(501)	(221)
Accounts payable and accrued expenses	(11,090)	2,188
Income taxes	1,372	(4,018)
Advance billings	3,999	4,504

Net cash (used in) provided by operating activities	(11,622)	21,657

Cash flow from investing activities
Purchase of fixed assets	(1,478)	(2,747)
Disposal of fixed assets	23	5

Net cash used in investing activities	(1,455)	(2,742)

Cash flow from financing activities
Repayment of debt	—	(24,000)
Repayment of capital leases	(24)	(103)
Purchase of treasury stock	—	(51)
Proceeds from stock option exercises	1,354	1,942
Stock option excess tax benefit	708	377

Net cash provided by (used in) financing activities	2,038	(21,835)
Effect of exchange rate on cash and cash equivalents	68	(74)

Decrease in cash and cash equivalents	(10,971)	(2,994)
Cash and cash equivalents at beginning of period	73,640	44,490

Cash and cash equivalents at end of period	$62,669	$41,496

Supplemental disclosure of cash flow information
Cash paid for taxes	$947	$5,745

Cash paid for interest	$11	$515

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Preparation
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated financial statements of PRA International and subsidiaries for the years ended December 31, 2006, 2005, and 2004 included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
  Unbilled Services
     Unbilled services represent amounts earned for services that have been rendered but for which clients have not been billed and include reimbursement revenue. Unbilled services are generally billable upon submission of appropriate billing information, achievement of contract goals or contract completion.
  Fair Value of Financial Instruments
     The carrying amount of financial instruments, including cash and cash equivalents, trade receivables, contracts receivable, other current assets, accounts payable, and accrued expenses, approximate fair value due to the short maturities of these instruments.
  Goodwill and Other Intangibles
     The Company follows Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), whereby goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Separate intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. The most recent annual test performed for 2006 did not identify any instances of impairment and there were no events through March 31, 2007 that warranted a reconsideration of our impairment test results.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
     As is customary in the industry, the Company routinely enters into separate agreements on behalf of its clients with independent physician investigators in connection with clinical trials. The funds received for investigator fees are netted against the related cost because such fees are the obligation of the Company’s clients, without risk or reward to the Company. The Company is not obligated either to perform the service or to pay the investigator in the event of default by the client. In addition, the Company does not pay the independent physician investigator until funds are received from the client. The amounts identified for payment to investigators were $12.7 million for the three months ending March 31, 2007 and $12.4 million for the three months ending March 31, 2006.
Significant Customers
     There were no individually significant customers accounting for greater than 10% of consolidated service revenue for the quarters ended March 31, 2007 or 2006.
     Due to the nature of the Company’s business and the relative size of certain contracts, it is not unusual for a significant customer in one year to be less significant in the next. However, it is possible that the loss of any single significant customer could have a material adverse effect on the Company’s results from operations.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Concentration of Credit Risk –
     Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of March 31, 2007, substantially all of the Company’s cash and cash equivalents were held in or invested with domestic banks. Accounts receivable include amounts due from pharmaceutical and biotechnology companies. Accounts receivable from individual customers that are equal to or greater than 10% of consolidated accounts receivable in the respective periods were as follows:

	December 31,	March 31,
	2006	2007
Customer A	16.2%	20.8%
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
  Comprehensive Income (Loss)
     The components of comprehensive income (loss) include the foreign currency translation adjustment and an adjustment resulting from a change in the fair value of foreign currency hedges and an interest rate agreement.
  Income Taxes
     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are reversed at such time that realization is believed to be more likely than not. Future reversals of valuation allowance on acquired deferred tax assets will first be applied against goodwill and other intangibles before recognition of a benefit in the consolidated statement of operations. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities, exclusive of amounts related to the exercise of stock options which benefit is recognized directly as an adjustment to stockholders’ equity.
  Stock-Based Compensation
The primary type of share-based payment utilized by the Company is stock options. Stock options are awards which allow the employee to purchase shares of the Company’s stock at a fixed price. Stock options are granted at an exercise price equal to the Company stock price at the date of grant. The stock options issued in the first quarter of 2007 vest over four years and have a contractual term of seven years. Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, as described by FASB Interpretation No. 44. Accordingly, no compensation expense was required to be recognized as long as the exercise price of the Company’s stock options was equal to the market price of the underlying stock on the date of grant. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment” under the modified prospective method as described in SFAS No. 123(R). Under this transition method, compensation expense recognized in the three months ended March 31, 2006 and March 31, 2007 includes compensation expense for all stock-based payments granted after January 1, 2006, and for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. For the three months ended March 31, 2006 and March 31, 2007, the amount of compensation expense recognized was $1.1 million and $1.3 million, respectively, which was recorded in selling, general, and administrative expenses in the condensed consolidated statement of operations.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
     During the three months ended March 31, 2007 and 2006, the Company issued 77,500 and 573,750 options, respectively. The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended
	March 31,
	2006	2007
Dividend yield	0%	0%
Expected volatility	49.0%	42.6%
Risk-free interest rate	4.5%	4.7%
Expected terms in years	5.0	4.75
     The following table summarizes information related to stock option activity for the respective periods:

	For the three months ended
	March 31,
($ in thousands, except per share data)	2006	2007
Weighted-average fair value of options granted per share	$12.53	$10.07
Intrinsic value of options exercised	$3,175	$1,918
Cash received from options exercised	$1,354	$1,942
Actual tax benefit realized for tax deductions from option exercises	$708	$531
     Aggregated information regarding the Company’s fixed stock option plans is summarized below:

		Wtd.	Weighted average
		average	remaining	Aggregate
	Options	exercise	contractual	intrinsic
	(000)	price	life	value (millions)

Outstanding December 31, 2006	3,130,190	$15.93
Granted	77,500	23.42
Exercised	(163,064)	11.91
Expired/forfeited	(83,500)	22.79

Outstanding March 31, 2007	2,961,126	$16.16	5.4	$22

Exercisable at March 31, 2007	1,597,367	$9.63	5.0	$20
Stock-based compensation expense included in the statement of operations for the three months ended March 31, 2006 and 2007, was approximately $1.1 million and $1.3 million, respectively. As of March 31, 2007, there were approximately $11.1 million of total unrecognized stock-based compensation costs related to options granted under our plans that will be recognized over a weighted average period of 1.4 years.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
     The following is a reconciliation of the amounts used to determine the basic and diluted earnings per share:

	Quarter Ended
	March 31,
	2006	2007
Numerator:
Net income for basic and diluted EPS	$6,106	$3,008

Denominator:
Weighted average shares for basic EPS	22,966	24,353
Effect of dilutive stock options	1,243	853

Weighted average shares for diluted EPS	24,209	25,206

Basic earnings per share	$0.27	$0.12

Diluted earnings per share	$0.25	$0.12

Excluded from the calculation of earnings per diluted share were 212,500 and 1,202,000 shares during 2006 and 2007, respectively.
  Recent Accounting Pronouncements
     Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes, (FIN 48) which establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company identified, evaluated and measured the amount of income tax benefits and liabilities to be recognized for all of its income tax positions. The net income tax liability of $4.6M did not differ from the net liability recognized before adoption, and, therefore, the Company did not record an adjustment related to the adoption of FIN 48. We are continuing our practice of recognizing interest and/or penalties related to income tax matters in the income tax provision.
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that SFAS 159 will have a material impact on its consolidated financial position and results of operations.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(3) Accounts receivable and unbilled services
     Accounts receivable and unbilled services include service revenue, reimbursement revenue, and amounts associated with work performed by investigators (dollars in thousands):

	December 31,	March 31,
	2006	2007
Accounts receivable	$68,491	$60,597
Unbilled services	42,795	39,061

	111,286	99,658
Less: Allowance for doubtful accounts	(4,988)	(4,965)

	$106,298	$94,693

(4) Goodwill and Other Intangibles
     The changes in the carrying amount of goodwill for the twelve months ended December 31, 2006 and the three months ended March 31, 2007 were as follows (dollars in thousands):

Carrying amount as of December 31, 2006	$210,761
Foreign currency exchange rate changes	1,640

Carrying amount as of March 31, 2007	$212,401

     Other intangibles consist of the following (dollars in thousands):

	Weighted
	Average	As of December 31, 2006			As of March 31, 2007
	Amortization	Gross			Gross		Net
	Period	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Carrying
	(in Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Non-compete and other agreements	2	$3,088	$2,779	$309	$3,100	$2,925	$175
Customer relationships	10	18,908	5,193	13,715	19,200	5,989	13,211
Trade names	Indefinite	19,943	474	19,469	19,957	474	19,483

		$41,939	$8,446	$33,493	$42,257	$9,388	$32,869

     Amortization expense related to other intangibles was approximately $0.3 million and $0.9 million for the three months ended March 31, 2006 and March 31, 2007, respectively. Estimated amortization expense for the next five years is as follows:

(in thousands)
2007 (remaining 9 months)	$2,586
2008	2,454
2009	1,619
2010	1,619
2011	1,344
2012 and thereafter	3,764

$13,386

(5) Accounting for Derivative Instruments and Hedging Activities
     We entered into foreign currency derivatives to mitigate exposure to movements between the US dollar and the British pound, Canadian dollar and Euro. We agreed to purchase a given amount of British pounds, Canadian dollars and Euros at established dates through 2006 and 2007. The transactions are structured as no-cost collars whereby we neither pay more than an established ceiling exchange rate nor less than an established floor exchange rate on the notional amounts hedged. These agreements expire throughout 2006 and 2007. We expect to continue to use similar derivatives to mitigate our foreign currency exposure.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
     In August, 2006 we entered into an interest rate swap with a notional amount of $15 million, to mitigate exposure to movements in our borrowing rate under our credit facility. We agreed to swap our floating rate for a fixed rate for 2 years.
     These derivatives are accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognize derivatives as instruments as either assets or liabilities in the balance sheet and measure them at fair value. These foreign currency derivatives are designated as cash flow hedges and accordingly the changes in fair value have been recorded in stockholders equity (as a component of comprehensive income/loss).
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
(7) Related-Party Transactions
     The Company currently leases operating facilities from a related party under a lease agreement which expires in December 2009. Under terms of the lease, we have exercised our option to terminate the lease as of September 30, 2007 in exchange for a termination fee of approximately $0.2 million, 50% of which was paid in March 2007 and the balance payable on or before September 30, 2007. Rental expense under this lease was approximately $0.1 million for each of the three months ended March 31, 2006 and 2007.
(8) Segment Reporting — Operations by Geographic Area
     The Company’s operations consist of one reportable segment, which represents management’s view of the Company’s operations based on its management and internal reporting structure. The following table presents certain enterprise-wide information about the Company’s operations by geographic area (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2007
Service revenue
United States	$39,453	$38,379
Canada	8,851	7,284
Europe	19,181	35,909
Other	1,719	3,480

	$69,204	$85,052

	December 31,	March 31,
	2006	2007
Long-lived assets
United States	$19,376	$19,041
Canada	866	946
Europe	16,589	16,990
Other	1,141	1,173

	$37,972	$38,150

(9) Restructuring
     In February 2007, the Company announced the planned closing of our Eatontown, New Jersey and Ottawa, Canada facilities. This restructuring will result in a charge in the first two quarters of 2007 totaling approximately $9 million. During the first quarter of 2007, we recorded an expense of approximately $1.0 million, primarily related to severance costs. We expect approximately $8.0 million in charges in the second quarter of 2007, related to the real estate costs for closing the facilities as well as additional severance costs.

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
Overview
     We provide clinical drug development services on a contract basis to biotechnology and pharmaceutical companies worldwide. We conduct clinical trials globally and are one of a limited number of contract research organizations, or CROs, with the capability to serve the growing need of pharmaceutical and biotechnology companies to conduct complex clinical trials in multiple geographies concurrently. We offer our clients high-quality services designed to provide data to clients as rapidly as possible and reduce product development time. We believe our services enable our clients to introduce their products into the marketplace faster and, as a result, maximize the period of market exclusivity and monetary return on their research and development investments. Additionally, our comprehensive services and broad experience provide our clients with a variable cost alternative to fixed cost internal development capabilities.
     Contracts define our relationships with clients in the pharmaceutical and biotechnology industries and establish the way we earn revenue. Two types of relationships are most common: a fixed-price contract or a time and materials contract. The duration of our contracts ranges from a few months to several years. A fixed-price contract typically requires a portion of the contract fee to be paid at the time the contract is entered into and the balance is received in installments over the contract’s duration, in most cases when certain performance targets or milestones are reached. Service revenue from fixed-price contracts is generally recognized on a proportional performance basis, measured principally by the total costs incurred as a percentage of estimated total costs for each contract. We also perform work under time and materials contracts, recognizing service revenue as hours are incurred, which is then multiplied by the contractual billing rate. Our costs consist of expenses necessary to carry out the clinical development project undertaken by us on behalf of the client. These costs primarily include the expense of obtaining appropriately qualified labor to administer the project, which we refer to as direct cost headcount. Other costs we incur are attributable to the expense of operating our business generally, such as leases and maintenance of information technology and equipment.
     We review various financial and operational metrics, including service revenue, margins, earnings, new business awards, and backlog to evaluate our financial performance. Our service revenue was $303.2 million in 2006 and $85.1 million for the three months ended March 31, 2007. Once contracted work begins, service revenue is recognized over the life of the contract as services are performed. We commence service revenue recognition when a contract is signed or when we receive a signed task order or letter of intent.
     Our new business awards for the three months ended March 31, 2006 and 2007 were $87 million and $125 million, respectively. New business awards arise when a client selects us to execute its trial and so indicates by written or electronic correspondence. The number of new business awards can vary significantly from quarter to quarter, and awards can have terms ranging from several months to several years. The value of a new award is the anticipated service revenue over the life of the contract, which does not include reimbursement activity or investigator fees.
     In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides us written or electronic correspondence that the work should cease. The number or cancellations can vary significantly from quarter to quarter. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the sponsor. Our cancellations for the quarters ended March 31, 2006 and 2007 were $18 million and $6 million, respectively.
     Our backlog consists of anticipated service revenue from new business awards that either have not started but are anticipated to begin in the near future or are contracts in process that have not been completed. Backlog varies from period to period depending upon new business awards and contract increases, cancellations, and the amount of service revenue recognized under existing contracts. Our backlog at March 31, 2006 and 2007 was $553 million and $654 million, respectively.
     Income from operations was $8.6 million and $4.4 million for the quarters ended March 31, 2006 and 2007, respectively.

Announced Restructuring
     In February 2007, we announced the planned closing of our Eatontown, New Jersey and Ottawa, Canada facilities. Our project managers, product directors and lead clinical research associates will work from a home-based environment while our associated support functions will be consolidated into our larger offices. We expect no overall reduction in staff. We incurred $1.0 million in costs related to these closings in the first quarter of 2007, primarily related to severance costs. We anticipate an additional $8.0 million will be charged in the second quarter of 2007, related to real estate charges to close the facilities as well as additional severance costs. We expect an annual cost savings of approximately $4 million from these office closings.
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
Reimbursement Revenue and Reimbursable Out-of-Pocket Costs
     We incur out-of-pocket costs, which are reimbursable by our customers. We include these out-of-pocket costs as reimbursement revenue and reimbursable out-of-pocket expenses in our consolidated statement of operations. In addition, we routinely enter into separate agreements on behalf of our clients with independent physician investigators, in connection with clinical trials. The funds received for investigator fees are netted against the related costs, since such fees are the obligation of the Company’s clients, without risk or reward to the Company. The Company is not obligated either to perform the service or to pay the investigator in the event of default by the client. In addition, the Company does not pay the independent physician investigator until funds are received from the client. Reimbursement costs and investigator fees are not included in our backlog.
Direct Costs
     Our direct costs are primarily labor-related charges. They include elements such as salaries, benefits, and incentive compensation for our employees. In addition, we utilize staffing agencies to procure primarily part time individuals to perform work on our contracts. For the quarters ended March 31, 2006 and 2007, the labor-related charges were 91% and 90% of our direct costs, respectively. The cost of labor procured through staffing agencies is included in these percentages and represents 3% or less of total direct costs in each period presented. The remaining direct costs are items such as travel, meals, postage and freight, patient costs, medicine waste and supplies. The total of all these items has historically been less than 10% of total direct cost. Direct costs as a percentage of service revenue fluctuate from one period to another as a result of changes in operational performance to the original budget in the hundreds of ongoing studies conducted during any period of time.
     The margins on our portfolio of contracts vary based on our ability to optimize the efficiency of our work on each contract. The deployment of our billable staff in an optimally efficient manner has the most impact on our ratio of direct cost to service revenue. The most effective deployment of our staff is when they are fully engaged in billable work and are accomplishing contract related activities at a rate that meets or exceeds the targets in our internal budgets. We also seek to optimize our efficiency by performing work using the employee with the lowest cost. Our margins decrease when our staff are not fully deployed, as is the case when there are unforeseen cancellations or delays, or when our staff are accomplishing tasks at levels of effort that exceed budget, such as rework.
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

Depreciation and Amortization
     Depreciation represents the depreciation charged on our fixed assets. The charge is recorded on a straight-line method, based on estimated useful lives of three to seven years for computer hardware and software and five to seven years for furniture and equipment. Leasehold improvements are depreciated over ten years or the life of lease term. Amortization expenses consist of amortization costs recorded on computer software and identified finite-lived intangible assets on a straight-line method over their estimated useful lives. Goodwill and indefinite-lived intangible assets were being amortized prior to January 1, 2002. Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets” we do not amortize goodwill and indefinite-lived intangible assets.
Income Taxes
     Because we conduct operations on a global basis, our effective tax rate has and will continue to depend upon the geographic distribution of our pre-tax earnings among several statutory foreign jurisdictions. Our effective tax rate can also vary based on changes in the tax rates of different jurisdictions. Our effective tax rate is also impacted by tax credits, the establishment or release of tax asset valuation allowances and tax reserves as well as changes to prior year tax expense or prior year net operating loss carryforwards.
     Our foreign subsidiaries are taxed separately in their respective jurisdictions. As of March 31, 2007 and December 31, 2006, we had foreign net operating loss carryforwards in some jurisdictions. The carryforward periods for these losses vary from five years to nine years depending on the jurisdiction. Our ability to offset future taxable income with the foreign net operating loss carryforwards may be limited in certain instances, including changes in ownership.
Exchange Rate Fluctuations
     The majority of our foreign operations transact in the euro, pound sterling, or Canadian dollar. As a result, our revenue is subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following average exchange rates:

	March 31,	December 31,	March 31,
	2006	2006	2007
U.S. Dollars per:
Euro	1.21	1.26	1.32
Pound Sterling	1.76	1.85	1.96
Canadian Dollar	0.87	0.88	0.86
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

				Three Months Ended
	Year Ended December 31,			March 31,
	2004	2005	2006	2006	2007
Service revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Direct costs	48.3	46.3	50.9	50.8	54.9
Selling, general, and administrative	32.5	32.5	34.0	33.3	35.6
Depreciation and amortization	3.5	3.8	4.2	3.5	4.4
Management fee	0.3	—	—	—	—
Option repurchase	1.3	—	—	—	—
Vested option bonus	0.9	—	—	—	—

Income from operations	13.1	17.4	10.9	12.4	5.1
Interest expense	(1.4)	(0.2)	(0.5)	(0.2)	(0.7)
Interest income	0.1	0.6	0.6	0.7	0.5
Other income (expenses), net	0.0	(0.4)	0.1	0.0	(0.1)

Income before income taxes	11.8	17.4	11.1	12.9	4.8
Provision for income taxes	4.3	6.4	2.2	4.1	1.3

Net income	7.5%	10.9%	8.9%	8.8%	3.5%

Selected Consolidated Financial Data
     The following table represents selected historical consolidated financial data. The statement of operations data for the years ended December 31, 2004, 2005 and 2006 and balance sheet data at December 31, 2005 and 2006 are derived from our audited consolidated financial statements incorporated by reference to Form 10-K filed on March 14, 2007. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to the financial statements.

				Three Months Ended
	Year Ended December 31,			March 31,
	2004	2005	2006	2006	2007
				(unaudited)	(unaudited)
Revenue
Service revenue	$277,479	$294,739	$303,207	$69,204	$85,052
Reimbursement revenue	30,165	31,505	34,959	7,352	11,158

Total revenue	$307,644	$326,244	$338,166	$76,556	$96,210
Operating expenses
Direct costs	134,067	136,572	154,416	35,175	46,680
Reimbursable out-of-pocket costs	30,165	31,505	34,959	7,352	11,158

Selling, general, and administrative	90,139	95,827	103,031	23,025	30,266
Depreciation and amortization	9,691	11,156	12,587	2,426	3,727
Management fee	704	—	—	—	—
Option repurchase(1)	3,713	—	—	—	—
Vested option bonus(1)	2,738	—	—	—	—

Income from operations	36,427	51,184	33,173	8,578	4,379
Interest income (expense), net	(3,643)	1,181	104	334	(198)
Other income (expenses), net	(38)	(1,137)	220	31	(55)

Income before income taxes	32,746	51,228	33,497	8,943	4,126
Provision for income taxes	11,997	19,005	6,652	2,837	1,118

Net income	$20,749	$32,223	$26,845	$6,106	$3,008

Net income per share

Basic	$1.13	$1.43	$1.14	$0.27	$0.12
Diluted	$1.02	$1.32	$1.08	$0.25	$0.12
Shares used to compute net income per share:
Basic	18,442,313	22,527,108	23,509,725	22,966,440	24,352,512
Diluted	20,329,852	24,389,592	24,749,664	24,209,012	25,205,634
Other Financial Data:
Net cash provided by (used in) operating activities	$71,636	$1,509	$37,519	$(11,622)	$21,657
Net cash provided by (used in) investing activities	(32,350)	4,016	(102,790)	(1,455)	(2,742)
Net cash provided by (used in) financing activities	(6,430)	2,455	30,848	2,038	(21,835)
Non-GAAP Data:
Adjusted EBITDA(2)	$52,531	$61,203	$45,980	$11,035	$8,051
Adjusted EBITDA as a % of service revenue	18.9%	20.8%	15.2%	15.9%	9.5%
EBITDA(2)	$46,080	$61,203	$45,980	$11,035	$8,051
EBITDA as a % of service revenue	16.6%	20.8%	15.2%	15.9%	9.5%

				As at
	As at December 31,			March 31,
	2004	2005	2006	2006	2007
				(unaudited)	(unaudited)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$65,888	$73,640	$44,490	$62,669	$41,496
Marketable securities	24,500	—	—	—	—
Working capital (deficit)	11,478	41,760	7,897	51,193	(9,238)

Total assets	337,344	329,364	454,255	332,501	445,066
Long-term debt and capital leases, less current maturities	75	9	24,047	7	39
Stockholders’ equity	150,379	188,866	251,368	198,230	259,909

(1)	Includes a $3.7 million charge for the repurchase of options, predominantly from former employees, and a $2.7 million ($2.3 million through September 30, 2004) charge for a per-vested-option bonus paid to all employee option holders, both of which were executed in connection with the culmination of the January 2004 tender process.

(2)	Adjusted EBITDA and EBITDA are not substitutes for operating income, net income, or cash flow from operating activities as determined in accordance with GAAP as measures of performance or liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.” For each of the periods indicated, the following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by (used in) operating activities and to net income.

				Three Months Ended
	Year Ended December 31,			March 31,
	2004	2005	2006	2006	2007
				(unaudited)	(unaudited)
Adjusted EBITDA	$52,531	$61,203	$45,980	$11,035	$8,051
Option repurchase	(3,713)	—	—	—	—
Vested option bonus	(2,738)	—	—	—	—

EBITDA	46,080	61,203	45,980	11,035	8,051
Depreciation and amortization	(9,691)	(11,156)	(12,587)	(2,426)	(3,727)

Interest expense, net	(3,643)	1,181	104	334	(198)

Provision for income taxes	(11,997)	(19,005)	(6,652)	(2,837)	(1,118)

Net income	20,749	32,223	26,845	6,106	3,008

Depreciation and amortization	9,691	11,156	12,587	2,426	3,727

Stock-based compensation	—	—	4,455	1,100	1,269

Provision for doubtful receivables	1,914	(123)	1,023	3	1
Excess tax benefits from share-based compensation	—	2,986	(2,625)	(708)	(377)
Provision for deferred income taxes	2,606	2,354	(666)	378	(629)
Loss on disposal of fixed assets	—	—	—	—	185
Debt issuance costs write-off	1,241	—	—	—	—
Changes in assets and liabilities:

Accounts receivable and unbilled services	15,373	(3,057)	(14,805)	(14,707)	12,020
Prepaid expenses and other assets	1,226	(2,465)	(10,410)	(501)	(221)

Accounts payable and accrued expenses	7,793	11,022	(22,941)	(11,090)	2,188
Income taxes	12,150	(3,677)	8,647	1,372	(4,018)

Advance billings	(1,107)	(48,910)	35.409	3,999	4,504

Net cash provided by (used in) operating activities	$71,636	$1,509	$37,519	$(11,622)	$21,657

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Service revenue increased by $15.9 million, or 23.0%, from $69.2 million for the first quarter of 2006 to $85.1 million for the first quarter of 2007, due in part to the acquisition of Pharma-Bio Research, (PBR) which closed in the third quarter of 2006. There was a favorable impact from foreign currency fluctuations of approximately $2.8 million. On a geographic basis, service revenue for the first quarter of 2007 was distributed as follows: North America $45.7 million (53.7%), Europe $35.9 million (42.2%), and rest of world $3.5 million (4.1%). For the first quarter of 2006 service revenue was distributed as follows: North America $48.3 million (69.8%), Europe $19.2 million (27.7%), and rest of world $1.7 million (2.5%).
     Direct costs increased by $11.5 million, or 32.7%, from $35.2 million for the first quarter of 2006 to $46.7 million for the first quarter of 2007. The increase is due to the acquisition of PBR, the planned investment in therapeutic expertise, the planned increase in billable headcount and reinstatement of our employee incentive compensation plan. Direct costs include a $1.5 million impact from foreign currency fluctuations. Direct costs as a percentage of service revenue increased from 50.9% for the first quarter of 2006 to 54.9% for the first quarter of 2007. The decline in gross margin is attributed to the investment in therapeutic expertise and higher employment costs, essentially the employee incentive compensation plan.
     Selling, general, and administrative expenses increased by $7.3 million, or 31.7%, from $23.0 million for the first quarter of 2006 to $30.3 million for the first quarter of 2007. The increase is due to the acquisition of PBR, $1.0 million for our management bonus plan, $1.0 million in charges related to the closing of the New Jersey and Ottawa facilities, an increase of $0.2 million in non-cash stock option expense, as well as a $0.7 million impact from foreign currency fluctuations. Selling, general, and administrative expenses as a percentage of service revenue were 33.2% for the first quarter of 2006 and 35.6% for the first quarter of 2007.

     Depreciation and amortization expense increased by approximately $1.3 million, or 54.2%, from $2.4 million for the first quarter of 2006 to $3.7 million for the first quarter of 2007, primarily from the acquisition of PBR, which added $1.4 million of depreciation and amortization expense in the first quarter of 2007. Depreciation and amortization expense as a percentage of service revenue was 3.5% for the first quarter of 2006 and 4.4% for the first quarter of 2007.
     Income from operations decreased by $4.2 million, or 48.8%, from $8.6 million for the first quarter of 2006 to $4.4 million for the first quarter of 2007 due primarily to the higher employee costs, investment in therapeutic expertise and the employee incentive compensation plan, as noted above. Income from operations as a percentage of service revenue decreased from 12.4% for the first quarter of 2006 to 5.1% for the first quarter of 2007.
     Our effective tax rate for the first three months of 2006 was 31.7% as compared to 27.1% for the same period in 2007. The decrease in our effective rate was partly due to our tax benefits available to the Company related to research and development incentive programs in Canada and the United Kingdom in the current year.
Liquidity and Capital Resources
     As of March 31, 2007, we had approximately $41.5 million of cash and cash equivalents. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, geographic expansion, possible acquisitions, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities.
     In the first three months of 2007, net cash provided by operations was $21.7 million as compared to net cash used in operations of $11.6 million for the same period during the prior year. The primary reason for this increase is the improved cash collections and resulting decrease in accounts receivable and unbilled services. Cash collections from accounts receivable were $130.1 million for the first three months of 2007, as compared to $84.2 million for the same period in 2006. This increase is primarily due to the timing of project invoices triggered by performance goals and collection of initial billings on new business. In addition, adjustments to reconcile net income of $3.0 million in 2007 to cash used in operating activities include the addback of $3.7 million for depreciation and amortization, $1.3 million for stock-based compensation, $0.2 million from the loss on disposal of fixed assets, and $14.5 million provided for by changes in assets and liabilities, all offset by $0.6 million in deferred taxes and $0.4 million in stock option tax benefits. Days sales outstanding, which includes accounts receivable, unbilled services and advanced billings, were a negative 6 days as of March 31, 2007 and 39 days as of March 31, 2006.
     Net cash used in investing activities was $2.7 million for the first three months of 2007 as compared to $1.5 million for the same period of 2006, primarily due to capital expenditures. We expect our capital expenditures to be approximately $13.0 million to $15.0 million for the full year 2007, with the majority of the spending related to information technology enhancement and expansion of our phase 1 clinic capacity.
     Net cash used in financing activities in the first three months of 2007 was $21.8 million compared to net cash provided of $2.0 million in the same period of 2006. We paid off the $24 million outstanding on our revolving credit facility in March 2007, which was offset by proceeds from the exercise of stock options of $1.9 million.
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

     The revolving credit facility requires us to comply with certain financial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio, and a minimum net worth, which we have met. There were no amounts outstanding on the credit facility at March 31, 2007.
     We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities or issuances of equity securities. We believe that our existing capital resources, together with cash flows from operations and our borrowing capacity under the $75.0 million credit facility, will be sufficient to meet our working capital and capital expenditure requirements for at least the next eighteen months. Our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, and personal injury, environmental or other material litigation claims.
     On March 23, 2007, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company. The dividend is payable on April 4, 2007 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, par value $0.01 per share (the “ Preferred Shares ”), at a price of $110.00 per one one-thousandth of a Preferred Share. The Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders. The preferred share purchase rights will expire on March 23, 2017.
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
Allowance for Doubtful Accounts
     Included in “Accounts receivable and unbilled services, net” on our consolidated balance sheets is an allowance for doubtful accounts. Generally, before we do business with a new client, we perform a credit check, as our allowance for doubtful accounts requires that we make an accurate assessment of our customers’ creditworthiness. Approximately 50% of our client base is emerging emerging pharmaceutical and biotech companies, creating a heightened risk related to the creditworthiness for a significant portion of our customer base. We manage and assess our exposure to bad debt on each of our contracts. We age our billed accounts receivable and assess exposure by customer type, by aged category, and by specific identification. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Historically, we have not had any write-offs in excess of our allowance. If, at March 31, 2007, our aged accounts receivable balance greater than 90 days were to increase by 10% (for the U.S. operations), we would need to evaluate the need for an additional reserve and record additional bad debt expense of approximately $50,000.
Tax Valuation Allowance
     We have operations in various foreign jurisdictions and in multiple United States jurisdictions. We provide a tax valuation allowance for deferred tax assets in each of the jurisdictions where we have operations based on the weight of available evidence, both positive and negative, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining our tax valuation allowance, we assess both the historical and the projected entity level earnings before tax. Historically we have provided valuation allowances when estimates of future profitability are not present. As part of our analysis, we consider the previous three years’ cumulative activity to determine whether it is more likely than not that the deferred tax assets will be realized. We review and adjust these tax valuation allowances based on current profitability and positive future financial projections. In a meaningful tax jurisdiction, where we currently have a tax valuation allowance, if we were able to demonstrate sufficient taxable income to realize a tax benefit, we would reduce our tax valuation allowance in this jurisdiction by approximately $1.1 million.
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
Stock-Based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 and 2007 was $1.1 million and $1.3 million, respectively, which consisted of stock-based compensation expense related to employee stock options. See Note 2 to the Consolidated Financial Statements for additional information.

     We estimate the value of employee stock options on the date of grant using The Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the stock price of similar entities as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Due to our limited trading history, we calculated expected volatility of our stock based on the volatility of the share price of similar entities. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts. As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     In determining our estimated stock-based compensation expense, our assessment of the forfeiture rate, volatility, and expect term of the equity instrument impacts the related option expense after the equity instrument is issued. We have been a public company since November 2004. As such the volatility is based upon overall industry experience and the expected term is based upon a formula in the accounting literature. Both are estimates that are calculated in accordance with the guidance provided by SAB 107. Forfeitures are based on our company experience. A 1% increase in the forfeiture rate would cause a 2% decrease in our stock-based compensation expense.
Long-Lived Assets, Goodwill and Indefinite-Lived Intangible Assets
     We review long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group might not be recoverable. If indicators of impairment are present, we evaluate the carrying value of property and equipment in relation to estimates of future undiscounted cash flows. As a result of our acquisitions we have recorded goodwill and other identifiable finite and indefinite-lived acquired intangibles. The identification and valuation of these intangible assets at the time of acquisition require significant management judgment and estimates.
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
     This process is inherently subjective and dependent upon the estimates and assumptions we make. In determining the expected future cash flows of our company, we assume that we will continue to enter into new contracts, execute the work on these contracts profitably, collect receivables from customers, and thus generate positive cash flows. To date, we have been able to generate and execute work to support the valuation of our long lived assets, goodwill, and indefinite-lived intangible assets. As of our most recent fiscal year end, our cash flow substantially exceeds the historical book value of these assets. Adverse conditions impacting our industry or poor execution of our business plan could impair the undiscounted future cash flows and result in asset impairments.
Inflation
     Our long-term contracts, those in excess of one year, generally include an inflation or cost of living adjustment for the portion of the services to be performed beyond one year from the contract date. As a result, we expect that inflation generally will not have a material adverse effect on our operations or financial condition. Historically our projection of inflation contained within our contracts has not significantly impacted our operating income. Should inflation be in excess of the estimates within our contracts our operating margins would be negatively impacted if we were unable to negotiate contract modifications with our customers.
Potential Liability and Insurance
     We obtain contractual indemnification for all of our contracts. In addition, we attempt to manage our risk of liability for personal injury or death to patients from administration of products under study through measures such as stringent operating procedures and insurance. We monitor our clinical trials in a manner designed to ensure compliance with government regulations and guidelines. We have adopted global standard operating procedures intended to satisfy regulatory requirements in the United States and in many foreign countries and serve as a tool for controlling and enhancing the quality of our clinical trials. We currently maintain professional liability insurance coverage with limits we believe are adequate and appropriate. If our insurance coverage is not adequate to cover actual claims, or if insurance coverage does not continue to be available on terms acceptable to us, our business, financial condition, and operating results could be materially harmed. Historically we have experienced infrequent and immaterial claims. Should a material claim arise that exceeds our insurance coverage levels, there would be a dollar for dollar impact to operating income for the amount in excess of our insurance coverage.
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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     At March 31, 2007, we had no amounts outstanding under our revolving credit facility. Future drawings under the facility will bear interest at various rates. Historically, we have mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements.
Foreign Exchange Risk and Foreign Currency Hedges
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
     For the quarter ended March 31, 2007, approximately 28.2%, 6.7% and 0.6% of total service revenue was denominated in Euros, British pounds and Canadian dollars, respectively. We periodically enter into foreign currency derivatives to mitigate exposure to movements between the U.S. dollar and the British pound, the U.S. dollar and the Euro, and the U.S. dollar and Canadian dollar. We agreed to purchase a given amount of Euros, British pounds and Canadian dollars at established dates. The transactions were structured as no-cost collars. These foreign currency derivatives are designated as cash flow hedges and we recognize them as either assets or liabilities in the balance sheet and measure them at fair value.with the changes in fair value recorded in stockholders equity (as a component of comprehensive income), in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The potential decrease in net income resulting from a hypothetical weakening of the U.S. dollar relative to the Euro, British pound and Canadian dollar of 10% would have been approximately $0.4 million for the three months ended March 31, 2007.

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
Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are currently involved, as we are from time to time, in legal proceedings that arise in the ordinary course of our business. We believe that we have adequately reserved for these liabilities and that there is no other litigation pending that could materially harm our results of operations and financial condition.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit
Number		Description of Exhibit
3.3	(1)	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of Delaware on March 26, 2007

4.6	(1)	Rights Agreement, dated as of March 23, 2007, between PRA International and American Stock Transfer & Trust Company as Rights Agent

21.1	(2)	Subsidiaries of PRA International.

31.1	(2)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	(2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	(3)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2	(3)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

(1)	Incorporated by reference to Form 8-K filed on March 23, 2007 (File No. 000-51029)

(2)	Filed herewith.

(3)	Furnished herewith.

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
Dated: May 10, 2007

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