Form 10-Q
period 2007-06-30
PRA International
filed 2007-08-08
CIK 1293243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2007, 24,686,377 shares of the registrant’s common stock, par value $0.01 per share were outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PRA INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	June 30,
	2006	2007
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$44,490	$38,134
Accounts receivable and unbilled services, net	106,298	107,340
Prepaid expenses and other current assets	21,050	27,368
Deferred tax assets	191	2,145

Total current assets	172,029	174,987
Fixed assets, net	33,663	33,703
Goodwill	210,761	214,747
Other intangibles, net of accumulated amortization of $8,446 and $10,353 as of December 31, 2006 and June 30, 2007, respectively	33,493	32,071
Deferred tax assets	2,183	2,082
Other assets	2,126	1,343

Total assets	$454,255	$458,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,892	$21,713
Accrued expenses and other current liabilities	31,276	38,384
Income taxes payable	10,724	7,084
Advance billings	101,618	107,800
Deferred tax liability	3,491	3,414
Capital leases, current portion	131	33

Total current liabilities	164,132	178,428
Deferred tax liability	7,571	8,123
Other liabilities	7,137	5,892
Debt	24,000	—
Capital leases	47	43

Total liabilities	202,887	192,486

Commitments and Contingencies
Stockholders’ equity
Preferred Shares; 250,000 shares authorized and 0 shares issued as of June 30, 2007	—	—
Common stock $0.01 par value; 36,000,000 shares authorized as of December 31, 2006 and June 30, 2007; 24,242,772 and 24,556,616 shares issued and 24,228,056 and 24,540,968 shares outstanding as of December 31, 2006 and June 30, 2007, respectively	243	246
Treasury stock	(108)	(154)
Additional paid-in capital	156,779	163,813
Accumulated other comprehensive income	12,732	17,119
Retained earnings	81,722	85,423

Total stockholders’ equity	251,368	266,447

Total liabilities and stockholders’ equity	$454,255	$458,933

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Revenue
Service revenue	$70,089	$90,174	$139,293	$175,226
Reimbursement revenue	9,357	13,336	16,709	24,494

Total revenue	79,446	103,510	156,002	199,720
Operating expenses
Direct costs	36,566	49,852	71,741	96,532
Reimbursable out-of-pocket costs	9,357	13,336	16,709	24,494
Selling, general, and administrative	23,847	36,101	46,872	66,367
Depreciation and amortization	2,651	3,847	5,077	7,574

Income from operations	7,025	374	15,603	4,753
Interest expense	(172)	(145)	(294)	(764)
Interest income	575	233	1,031	654
Other expense	(485)	(337)	(454)	(392)

Income before income taxes	6,943	125	15,886	4,251
Provision for income taxes	108	(568)	2,945	550

Net income	$6,835	$693	$12,941	$3,701

Net income per share
Basic	$0.30	$0.03	$0.56	$0.15
Diluted	$0.28	$0.03	$0.53	$0.15
Weighted average number of common shares outstanding
Basic	23,162	24,437	23,065	24,395
Diluted	24,578	25,261	24,488	25,372
The accompanying notes are an integral part of these financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

					Additional
					Paid-in	Accumulated
					Capital	Other			Other
	Common Stock		Treasury Stock		Common	Comprehensive	Retained		Comprehensive
	Shares	Amount	Shares	Amount	Stock	Income	Earnings	Total	Income
Balance as of December 31, 2006	24,242,772	$243	14,716	$(108)	$156,779	$12,732	$81,722	$251,368
Exercise of common stock options	313,844	3	—	—	3,337	—	—	3,340
Purchase of treasury stock	—	—	3,000	(63)	—	—	—	(63)
Shares issued from the manager stock purchase plan	—	—	(2,068)	17	—	—	—	17
Stock-based compensation expense	—	—	—	—	2,814	—	—	2,814
Stock option tax benefit	—	—	—	—	883	—	—	883
Net income	—	—	—	—	—	—	3,701	3,701	$3,701
Other comprehensive income
Foreign currency translation adjustment, net of tax	—	—	—	—	—	4,187	—	4,187	4,187
Change in fair value of hedging instruments						200		200	200

Comprehensive income									$8,088

Balance as of June 30, 2007 (unaudited)	24,556,616	$246	15,648	$(154)	$163,813	$17,119	$85,423	$266,447

The accompanying notes are an integral part of these financial statements

PRA INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2006	2007
Cash flow from operating activities
Net income	$12,941	$3,701
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,077	7,574
Stock-based compensation	1,932	2,814
Provision (benefit) for doubtful receivables	(6)	1
Deferred income tax benefit	(2,889)	(1,199)
Loss on disposal of fixed assets	—	696
Excess tax benefits from share-based compensation	(1,490)	(1,126)
Changes in assets and liabilities, net of acquisition:
Accounts receivable and unbilled services	(2,830)	92
Prepaid expenses and other assets	(2,312)	(5,011)
Accounts payable and accrued expenses	(15,060)	9,821
Income taxes	3,238	(3,018)
Advance billings	12,665	4,687

Net cash provided by operating activities	11,266	19,032

Cash flow from investing activities
Purchase of fixed assets	(2,976)	(6,055)
Disposal of fixed assets	89	65
Cash paid for acquisitions, net of cash acquired	(404)	—

Net cash used in investing activities	(3,291)	(5,990)

Cash flow from financing activities
Repayment of debt	—	(24,000)
Repayment of capital leases	(42)	(107)
Purchase of treasury stock	—	(63)
Excess tax benefits from share-based compensation	1,490	1,126
Proceeds from stock option exercises	1,981	3,340

Net cash provided by (used in ) financing activities	3,429	(19,704)
Effect of exchange rate on cash and cash equivalents	1,022	306

Increase (decrease) in cash and cash equivalents	12,426	(6,356)
Cash and cash equivalents at beginning of period	73,640	44,490

Cash and cash equivalents at end of period	$86,066	$38,134

Supplemental disclosure of cash flow information
Cash paid for taxes	$2,823	$7,167

Cash paid for interest	$74	$559

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Preparation
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated condensed financial statements of PRA International and subsidiaries for the years ended December 31, 2006, 2005, and 2004 included in our Annual Report on Form 10-K for the year ended December 31, 2006.
(2) Significant Accounting Policies
Principles of Consolidation
     The accompanying consolidated condensed financial statements include the accounts and results of operations of the Company. All significant intercompany balances and transactions have been eliminated. Investments in which the Company exercises significant influence, but which it does not control, are accounted for under the equity method of accounting. To date, such investments have been immaterial.
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
Goodwill and Other Intangibles
     The Company follows Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), whereby goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Separate intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. The most recent annual test performed for 2006 did not identify any instances of impairment and there were no events through June 30, 2007 that warranted a reconsideration of our impairment test results.

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
     As is customary in the industry, the Company routinely enters into separate agreements on behalf of its clients with independent physician investigators in connection with clinical trials. The funds received for investigator fees are netted against the related cost because such fees are the obligation of the Company’s clients, without risk or reward to the Company. The Company is not obligated either to perform the service or to pay the investigator in the event of default by the client. In addition, the Company does not pay the independent physician investigator until funds are received from the client. The amounts identified for payment to investigators were $18.0 million and $30.7 million for the three and six months ending June 30, 2007 and $14.1 million and $26.5 million for the three and six months ending June 30, 2006, respectively.
Significant Customers
     Service revenue from individual customers greater than 10% of consolidated service revenue in the respective periods was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Customer B	11%	*	10%	*
Customer D	12%	11%	10%	*

*	Less than 10% of consolidated service revenues in the respective period.
     Due to the nature of the Company’s business and the relative size of certain contracts, it is not unusual for a significant customer in one year to be less significant in the next. However, it is possible that the loss of any single significant customer could have a material adverse effect on the Company’s results from operations.

Concentration of Credit Risk —
     Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of June 30, 2007, substantially all of the Company’s cash and cash equivalents were held in or invested with domestic banks. Accounts receivable include amounts due from pharmaceutical and biotechnology companies. Accounts receivable and unbilled services from individual customers that are equal to or greater than 10% of consolidated accounts receivable in the respective periods were as follows:

	December 31,	June 30,
	2006	2007
Customer A	16%	22%
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
Comprehensive Income
     The components of comprehensive income include the foreign currency translation adjustment and adjustments resulting from changes in the fair value of foreign currency hedges and an interest rate agreement.
Income Taxes
     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are reversed at such time that realization is believed to be more likely than not. Future reversals of valuation allowances on acquired deferred tax assets will be a recognition of a tax benefit in the consolidated statement of operations. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities, exclusive of amounts related to the exercise of stock options which benefit is recognized directly as an adjustment to stockholders’ equity.
Stock-Based Compensation
     The primary type of share-based payment utilized by the Company is stock options. Stock options are awards which allow the employee to purchase shares of the Company’s stock at a fixed price. Stock options are granted at an exercise price equal to the Company stock price at the date of grant. The Company issued stock options in the first six months of 2007 that vest over four years and have a contractual term of seven years. In addition, the Company issued market based options to certain executives that vest if the Company’s closing share price meets certain thresholds during the executive’s employment with the Company. These market based options also have a seven year contractual term.
     Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, as described by FASB Interpretation No. 44. Accordingly, no compensation expense was required to be recognized as long as the exercise price of the Company’s stock options was equal to the market price of the underlying stock on the date of grant. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment” under the modified prospective method as described in SFAS No. 123(R). Under this transition method, compensation expense recognized in the three and six months ended June 30, 2006 and June 30, 2007 includes compensation expense for all stock-based payments granted after January 1, 2006, and for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. For the three and six months ended June 30, 2006, the amount of compensation expense recognized was $0.8 million and $1.9 million, respectively. For the three and six months ended June 30, 2007, the amount of compensation expense recognized was $1.5 million and $2.8 million, respectively. Stock based compensation expense is recorded in selling, general, and administrative expenses in the condensed consolidated statement of operations.

Stock Options
     The stock option compensation cost calculated under the fair value approach is recognized on a pro rata basis over the vesting period of the stock options (usually four years for time vested options). All stock option grants are subject to graded vesting as services are rendered. The fair value for options with a service condition was estimated at the time of the grant using the Black-Scholes option-pricing model. The options with a market condition were valued using a Monte Carlo model. For both valuation methods, expected volatilities are based on the volatility of share prices of similar entities and the Company uses historical data to estimate option exercise behavior.
     During the six months ended June 30, 2007 and 2006, the Company issued 1,105,000 and 716,250 options, respectively. Included in the options issued in 2007 are 390,000 options with a market vesting condition. The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model for service condition awards and a Monte Carlo model for market condition awards, with the following weighted average assumptions:

	For the Six
	Months Ended
	June 30,
	2006	2007
Dividend yield	0%	0%
Expected volatility	48.81%	35.18%
Risk-free interest rate	4.49%	4.66%
Expected terms in years	4.75	4.65
     The following table summarizes information related to stock option activity for the respective periods:

	For the Six
	Months Ended
	June 30,
	2006	2007
	($ In thousands, except per share data)
Weighted-average fair value of options granted per share	$14.05	$8.80
Intrinsic value of options exercised	$4,417	$4,203
Cash received from options exercised	$1,981	$3,340
Actual tax benefit realized for tax deductions from option exercises	$1,490	$883
     Aggregated information regarding the Company’s fixed stock option plans is summarized below:

			Weighted Average
			Remaining	Aggregate
		Wtd. Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
				(Millions)
Outstanding December 31, 2006	3,130,190	$15.93
Granted	1,105,000	23.33
Exercised	(313,844)	10.64
Expired/forfeited	(182,530)	23.62

Outstanding June 30, 2007	3,738,816	$18.19	5.6	$28

Exercisable at June 30, 2007	1,476,933	$9.81	4.8	$23
     Stock-based compensation expense included in the statement of operations for the three and six months ended June 30, 2007, was approximately $1.5 million and $2.8 million, respectively and $0.8 million and $1.9 million for the three and six months ended June 30, 2006, respectively. As of June 30, 2007, there were approximately $16.4 million of total unrecognized stock-based compensation costs related to options granted under our plans that will be recognized over a weighted average period of 1.5 years.

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
     The following is a reconciliation of the amounts used to determine the basic and diluted earnings per share (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Numerator:
Net income for basic and diluted EPS	$6,835	$693	$12,941	$3,701

Denominator:
Weighted average shares for basic EPS	23,162	24,437	23,065	24,395
Effect of dilutive stock options	1,416	824	1,423	977

Weighted average shares for diluted EPS	24,578	25,261	24,488	25,372

Basic earnings per share	$0.30	$0.03	$0.56	$0.15

Diluted earnings per share	$0.28	$0.03	$0.53	$0.15

Excluded from the calculation of earnings per diluted share were 1,121,800 and 1,100,300 shares for the quarters ended June 30, 2006 and 2007, respectively, and 786,600 and 1,239,000 for the six months ended June 30, 2006 and 2007, respectively
Recent Accounting Pronouncements
Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes , (FIN 48) which establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company identified, evaluated and measured the amount of income tax benefits and liabilities to be recognized for all of its income tax positions. The net income tax liability of $4.6 million did not differ from the net income tax liability recognized before adoption, and, therefore, the Company did not record an adjustment related to the adoption of FIN 48 during the first quarter of 2007. During the second quarter of 2007, we recognized additional interest of $81,000 related to the income tax liability and will continue our practice of recognizing interest and/or penalties related to income tax matters in the income tax provision. While it is reasonably possible that a reduction in the amount on our net income tax liability will occur in the next twelve months, quantification of an estimated range cannot be made at this time.
In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 outlines a common definition of fair value and the new standard intends to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Company will need to adopt SFAS 157 for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its results of operations and financial condition.
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

Out-of-Period Adjustment
During the second quarter of 2007, the Company identified an error of approximately $554,000 in its 2004 consolidated income tax expense related to the allocation of pass-through revenue between the U.S and non U.S. entities. The company identified and corrected this error in the second quarter of 2007, which had the effect of reducing the 2007 consolidated tax expense by $554,000. The Company does not believe this adjustment is material to the consolidated financial statements for the years ended December 31, 2006, 2005, or 2004 and the six months ended June 30, 2007 and, as a result, has not restated its consolidated financial statements for the year ended December 31, 2004.
(3) Accounts receivable and unbilled services
     Accounts receivable and unbilled services include service revenue, reimbursement revenue, and amounts associated with work performed by investigators (dollars in thousands):

	December 31,	June 30,
	2006	2007
Accounts receivable	$68,491	$75,810
Unbilled services	42,795	35,665

	111,286	111,475
Less: Allowance for doubtful accounts	(4,988)	(4,135)

	$106,298	$107,340

(4) Goodwill and Other Intangibles
     The changes in the carrying amount of goodwill for the six months ended June 30, 2007 were as follows (dollars in thousands):

Carrying amount as of December 31, 2006	$210,761
Acquisitions	—
Foreign currency exchange rate changes	3,986

Carrying amount as of June 30, 2007	$214,747

     Other intangibles consist of the following (dollars in thousands):

		As of December 31,			As of June 30,
	Weighted	2006			2007
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In Years)
Non-compete and other agreements	2	$3,088	$2,779	$309	$3,118	$3,074	$44
Customer relationships	10	18,908	5,193	13,715	19,337	6,805	12,532
Trade names	Indefinite	19,943	474	19,469	19,969	474	19,495

		$41,939	$8,446	$33,493	$42,424	$10,353	$32,071

     Amortization expense related to other intangibles was approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2006 and $0.9 million and $1.8 million for the three and six months ended June 30, 2007, respectively. Estimated amortization expense for the next five years is as follows:

(In thousands)
2007 (remaining 6 months)	$1,685
2008	2,473
2009	1,628
2010	1,628
2011	1,353
2012 and thereafter	3,809

$12,576

(5) Accounting for Derivative Instruments and Hedging Activities
     We entered into foreign currency derivatives to mitigate exposure to movements between the US dollar and the British pound, Canadian dollar and Euro. We agreed to purchase a given amount of British pounds, Canadian dollars and Euros at established dates through 2006 and 2007. The transactions are structured as no-cost collars whereby we neither paid more than an established ceiling exchange rate nor less than an established floor exchange rate on the notional amounts hedged. These agreements expired throughout 2006 and 2007. We expect to continue to use similar derivatives to mitigate our foreign currency exposure.
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
     In August, 2006 we entered into an interest rate swap with a notional amount of $15 million, to mitigate exposure to movements in our borrowing rate under our credit facility. We agreed to swap our floating rate for a fixed rate for 2 years. As the Company paid off its revolving credit facility in March of 2007, this derivative is no longer designated as a hedging instrument.

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
(7) Related-Party Transactions
     The Company currently leases operating facilities from a related party under a lease agreement which expires in December 2009. Under terms of the lease, we have exercised our option to terminate the lease as of September 30, 2007 in exchange for a termination fee of approximately $0.2 million, 50% of which was paid in March 2007 and the balance payable on or before September 30, 2007. Rental expense under this lease was approximately $0.1 million and $0.2 million for each of the three and six months ended June 30, 2006 and 2007, respectively.
(8) Segment Reporting — Operations by Geographic Area
     The Company’s operations consist of one reportable segment, which represents management’s view of the Company’s operations based on its management and internal reporting structure. The following table presents certain enterprise-wide information about the Company’s operations by geographic area (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Service revenue
United States	$38,386	$42,643	$77,839	$81,022
Canada	6,892	6,094	15,743	13,378
Europe	22,721	37,834	41,902	73,742
Other	2,090	3,603	3,809	7,084

	$70,089	$90,174	$139,293	$175,226

	December 31,	June 30,
	2006	2007
Long-lived assets
United States	$19,376	$18,109
Canada	866	1,445
Europe	16,589	16,486
Other	1,141	1,088

	$37,972	$37,128

(9) Restructuring
     In February 2007, the Company announced the planned closing of our Eatontown, New Jersey and Ottawa, Canada facilities. During the three months ended June 30, 2007, we recorded an expense of approximately $6.7 million, of which $5.4 million related to real estate costs, $1.1 million for severance, including executive separation, and $0.2 million in other costs. During the six months ended June 30, 2007, we recorded an expense of approximately $7.6 million, of which $5.4 million related to real estate costs, $2.0 million for severance, including executive separation, and $0.2 million in other costs. These expenses are included in selling, general and administrative expense in the Consolidated Condensed Statement of Operations. Included in the real estate costs is an early termination fee for the Eatontown office. The Company sublet its Ottawa facility.

     The changes in the liability for the restructuring for the six months ended June 30, 2007 were as follows (dollars in thousands):

		Severance and
		Executive
	Real Estate Costs	Separation costs	Other costs	Total
Balance at December 31, 2006	$0	$0	$0	$0
Costs incurred and charged to expense	5,364	1,981	218	7,563
Costs paid	(3,761)	(1,325)	(88)	(5,174)

Balance at June 30, 2007	$1,603	$656	$130	$2,389

(10) Subsequent Event
     On July 25, 2007, the Company announced that it had entered into a definitive merger agreement to be acquired by affiliates of Genstar Capital, LLC (“Genstar”), a private equity firm and a beneficial owner of 12.8% of the outstanding shares of the Company for approximately $790 million. The Company’s stockholders will be entitled to receive $30.50 in cash for each share of the Company’s stock. Under the agreement, the Company may solicit proposals for alternative transactions from third parties for a 50-day period ending on September 12, 2007. To the extent that a superior proposal solicited during this period leads to execution of a definitive agreement, the Company would be obligated to pay approximately a $7.9 million break-up fee to Genstar. Pending the receipt of stockholder approval and expiration of a regulatory waiting period and other customary closing conditions, the transaction is expected to be completed in the fourth quarter of 2007.

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
     We review various financial and operational metrics, including service revenue, margins, earnings, new business awards, and backlog to evaluate our financial performance. Our service revenue was $303.2 million in 2006 and $90.2 million and $175.2 million for the three and six months ended June 30, 2007, respectively. Once contracted work begins, service revenue is recognized over the life of the contract as services are performed. We commence service revenue recognition when a contract is signed or when we receive a signed task order or letter of intent.
     Our new business awards were $214 million and $275 million for the six months ended June 30, 2006 and 2007, respectively. New business awards arise when a client selects us to execute its trial and so indicates by written or electronic correspondence. The number of new business awards can vary significantly from quarter to quarter, and awards can have terms ranging from several months to several years. The value of a new award is the anticipated service revenue over the life of the contract, which does not include reimbursement activity or investigator fees.
     In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides written or electronic correspondence that the work should cease. The number of cancellations can vary significantly from quarter to quarter. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the sponsor. Our cancellations for the three months ended June 30, 2006 and 2007 were $96.5 million and $19.7 million, respectively. The cancellations in 2006 were abnormally high in the second quarter, with one large program cancellation accounting for approximately 70% of the total cancellations for the period.
     Our backlog consists of anticipated service revenue from new business awards that either have not started but are anticipated to begin in the near future or are contracts in process that have not been completed. Backlog varies from period to period depending upon new business awards and contract increases, cancellations, and the amount of service revenue recognized under existing contracts. Our backlog at June 30, 2007 and 2006 was $694 million and $514 million, respectively.
     Income from operations was $7.0 million and $0.4 million for the quarters ended June 30, 2006 and 2007, respectively.

Announced Restructuring
     In February 2007, we announced the planned closing of our Eatontown, New Jersey and Ottawa, Canada facilities. During the six months ended June 30, 2007, we recorded an expense of approximately $7.6 million, of which $5.4 million related to real estate costs, $2.0 for severance, including executive separation and $0.2 million in other costs. We expect no overall reduction in staff. Included in the real estate costs is an early termination fee for the Eatontown office. The Company sublet its Ottawa facility. We expect an annual cost savings of approximately $4 million from these office closings.
Subsequent Event
     On July 25, 2007, the Company announced that it had entered into a definitive merger agreement to be acquired by affiliates of Genstar Capital, LLC (“Genstar”), a private equity firm and a beneficial owner of 12.8% of the outstanding shares of the Company for approximately $790 million. The Company’s stockholders will be entitled to receive $30.50 in cash for each share of the Company’s stock. Under the agreement, the Company may solicit proposals for alternative transactions from third parties for a 50-day period ending on September 12, 2007. To the extent that a superior proposal solicited during this period leads to execution of a definitive agreement, the Company would be obligated to pay approximately a $7.9 million break-up fee to Genstar. Pending the receipt of stockholder approval and expiration of a regulatory waiting period and other customary closing conditions, the transaction is expected to be completed in the fourth quarter of 2007.
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
     Historically, direct costs have increased with increases in net service revenues. The relationship between direct costs and net service revenues may vary from historical relationships. In recent years the Company has expected that its direct costs will generally represent an amount within a range from 48% to 52% of service revenues. For the 2007 fiscal year, the Company expects that its direct costs as a percentage of revenue will increase to approximately 55% due to the full-year impact of the PBR acquisition, reinstatement of bonus amounts, and increased salary and benefit costs.
     Increases in the estimated total direct costs to complete a contract without a corresponding proportional increase to the contract value result in a cumulative adjustment to the amount of revenue recognized in the period the change in estimate is determined.
Reimbursement Revenue and Reimbursable Out-of-Pocket Costs
     We incur out-of-pocket costs, which are reimbursable by our customers. We include these out-of-pocket costs as reimbursement revenue and reimbursable out-of-pocket expenses in our consolidated statement of operations. In addition, we routinely enter into separate agreements on behalf of our clients with independent physician investigators in connection with clinical trials. The funds received for investigator fees are netted against the related costs, since such fees are the obligation of the Company’s clients, without risk or reward to the Company. The Company is not obligated either to perform the service or to pay the investigator in the event of default by the client. In addition, the Company does not pay the independent physician investigator until funds are received from the client. Reimbursement costs and investigator fees are not included in our backlog.

Direct Costs
     Our direct costs are primarily labor-related charges. They include elements such as salaries, benefits, and incentive compensation for our employees. In addition, we utilize staffing agencies to procure primarily part time individuals to perform work on our contracts. For the years ended December 31, 2004, 2005 and 2006, the labor-related charges were 94%, 97% and 91% of our direct costs, respectively. The cost of labor procured through staffing agencies is included in these percentages and represents 3% or less of total direct costs in each year presented. The remaining direct costs are items such as postage and freight, patient costs, medicine waste and supplies. The total of all these items has historically been less than 10% of total direct cost.
     Historically, direct costs have increased with an increase in net service revenues. The relationship between direct costs and net service revenues may vary from historical relationships. Generally, several factors will cause direct costs to decrease as a percentage of net service revenues. Deployment of our billable staff in an optimally efficient manner has the most impact on our ratio of direct cost to service revenue. The most effective deployment of our staff is when they are fully engaged in billable work and are accomplishing contract related activities at a rate that meets or exceeds the targets in our internal budgets. We also seek to optimize our efficiency by performing work using the employee with the lowest cost. Generally, the following factors will cause direct costs to increase as a percentage of net service revenues: our staff are not fully deployed, as is the case when there are unforeseen cancellations or delays, or when our staff are accomplishing tasks at levels of effort that exceed budget, such as rework; and pricing pressure from increased competition.
     We achieved a particularly high level of efficiency in 2005 and exceeded our budgeted targets, thus increasing our margin by approximately $2.4 million over our internal plans. This effect did not occur in 2006 or 2004, when our levels of operational efficiency were consistent with our targets. The increase in direct cost percentage in 2006 is primarily related to the acquisition of PBR in July, 2006 which increased direct costs as a percentage of revenues on a full year basis by approximately 1.2%. The remainder of the increase, representing 3.4% of direct costs as a percentage of revenues on a full year basis, is attributable to changes in our contract mix. We anticipate the integration of PBR will increase our direct cost percentage by approximately 1% in future periods. Although we are not able to forecast the effects on direct cost of our ability to optimize our efficiency in deploying our staff to meet our internal operational objectives, we believe that changes in our contract mix will be roughly consistent with our historical experience.
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
Depreciation and Amortization
     Depreciation represents the depreciation charged on our fixed assets. The charge is recorded on a straight-line method, based on estimated useful lives of three to seven years for computer hardware and software and five to seven years for furniture and equipment. Leasehold improvements are depreciated over ten years or the life of the lease term. Amortization expenses consist of a amortization costs recorded on computer software and identified finite-lived intangible assets on a straight-line method over their estimated useful lives. Goodwill and indefinite-lived intangible assets were being amortized prior to January 1, 2002. Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets” we do not amortize goodwill and indefinite-lived intangible assets.
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
     Our foreign subsidiaries are taxed separately in their respective jurisdictions. As of June 30, 2007 and December 31, 2006, we had foreign net operating loss carryforwards in some jurisdictions. The carryforward periods for these losses vary from five years to nine years depending on the jurisdiction. Our ability to offset future taxable income with the foreign net operating loss carryforwards may be limited in certain instances, including changes in ownership.

Exchange Rate Fluctuations
     The majority of our foreign operations transact in the euro, pound sterling, or Canadian dollar. As a result, our revenue is subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following average exchange rates:

	June 30,	December 31,	June 30,
	2006	2006	2007
U.S. Dollars per:
Euro	1.24	1.26	1.34
Pound Sterling	1.80	1.85	1.98
Canadian Dollar	0.88	0.88	0.89
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

				Six Months
				Ended
	Year Ended December 31,			June 30,
	2004	2005	2006	2006	2007
Service revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Direct costs	48.3	46.3	50.9	51.5	55.1
Selling, general, and administrative	32.5	32.5	34.0	33.6	37.9
Depreciation and amortization	3.5	3.8	4.2	3.6	4.3
Management fee	0.3	—	—	—	—
Option repurchase	1.3	—	—	—	—
Vested option bonus	0.9	—	—	—	—

Income from operations	13.1	17.4	10.9	11.2	2.7
Interest expense	(1.4)	(0.2)	(0.5)	(0.2)	(0.4)
Interest income	0.1	0.6	0.6	0.7	0.4
Other income (expenses), net	0.0	(0.4)	0.1	(0.3)	(0.2)

Income before income taxes	11.8	17.4	11.1	11.4	2.4
Provision for income taxes	4.3	6.4	2.2	2.1	0.3

Net income	7.5%	10.9%	8.9%	9.3%	2.1%

Selected Consolidated Financial Data
     The following table represents selected historical consolidated financial data. The statement of operations data for the years ended December 31, 2004, 2005 and 2006 and balance sheet data at December 31, 2005 and 2006 are derived from our audited consolidated financial statements included in the Form 10-K filed on March 14, 2007. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements, unaudited consolidated financial statements included herein, and notes to the financial statements.

				Six Months Ended
	Year Ended December 31,			June 30,
	2004	2005	2006	2006	2007
				(Unaudited)	(Unaudited)
Revenue
Service revenue	$277,479	$294,739	$303,207	$139,293	$175,226
Reimbursement revenue	30,165	31,505	34,959	16,709	24,494

Total revenue	$307,644	$326,244	$338,166	$156,002	$199,720
Operating expenses
Direct costs	134,067	136,572	154,416	71,741	96,532
Reimbursable out-of-pocket costs	30,165	31,505	34,959	16,709	24,494
Selling, general, and administrative	90,139	95,827	103,031	46,872	66,367
Depreciation and amortization	9,691	11,156	12,587	5,077	7,574
Management fee	704	—	—	—	—
Option repurchase(1)	3,713	—	—	—	—
Vested option bonus(1)	2,738	—	—	—	—

Income from operations	36,427	51,184	33,173	15,603	4,753
Interest income (expense), net	(3,643)	1,181	104	737	(110)
Other income (expenses), net	(38)	(1,137)	220	(454)	(392)

Income before income taxes	32,746	51,228	33,497	15,886	4,251
Provision for income taxes	11,997	19,005	6,652	2,945	550

Net income	$20,749	$32,223	$26,845	$12,941	$3,701

Net income per share
Basic	$1.13	$1.43	$1.14	$0.56	$0.15
Diluted	$1.02	$1.32	$1.08	$0.53	$0.15
Shares used to compute net income per share:
Basic	18,442,313	22,527,108	23,509,725	23,064,785	24,395,364
Diluted	20,329,852	24,389,592	24,749,664	24,487,591	25,371,504
Other Financial Data:
Net cash provided by operating activities	$71,636	$1,509	$37,519	$11,266	$19,032
Net cash provided by (used in) investing activities	(32,350)	4,016	(102,790)	(3,291)	(5,990)
Net cash provided by (used in) financing activities	(6,430)	2,455	30,848	3,429	(19,704)
Non-GAAP Data:
Adjusted EBITDA(2)	$52,531	$61,203	$45,980	$20,226	$11,935
Adjusted EBITDA as a % of service revenue	18.9%	20.8%	15.2%	14.5%	6.8%
EBITDA(2)	$46,080	$61,203	$45,980	$20,226	$11,935
EBITDA as a % of service revenue	16.6%	20.8%	15.2%	14.5%	6.8%
Consolidated Balance Sheet Data:
Cash and cash equivalents	$65,888	$73,640	$44,490	$86,066	$38,134
Marketable securities	24,500	—	—	—	—
Working capital (deficit)	11,478	41,760	7,897	62,376	(3,441)
Total assets	337,344	329,364	454,255	352,895	458,993
Long-term debt and capital leases, less current maturities	75	9	24,047	7	43
Stockholders’ equity	150,379	188,866	251,368	209,883	266,447

(1)	Includes a $3.7 million charge for the repurchase of options, predominantly from former employees, and a $2.7 million charge for a per-vested-option bonus paid to all employee option holders, both of which were executed in connection with the culmination of the January 2004 tender process.

(2)	Adjusted EBITDA and EBITDA are not substitutes for operating income, net income, or cash flow from operating activities as determined in accordance with GAAP as measures of performance or liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.” For each of the periods indicated, the following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by (used in) operating activities and to net income.

				Six Months Ended
	Year Ended December 31,			June 30,
	2004	2005	2006	2006	2007
				(Unaudited)	(Unaudited)
Adjusted EBITDA	$52,531	$61,203	$45,980	$20,226	$11,935
Option repurchase	(3,713)	—	—	—	—
Vested option bonus	(2,738)	—	—	—	—

EBITDA	46,080	61,203	45,980	20,226	11,935
Depreciation and amortization	(9,691)	(11,156)	(12,587)	(5,077)	(7,574)
Interest expense, net	(3,643)	1,181	104	737	(110)
Provision for income taxes	(11,997)	(19,005)	(6,652)	(2,945)	(550)

Net income	20,749	32,223	26,845	12,941	3,701
Depreciation and amortization	9,691	11,156	12,587	5,077	7,574
Stock-based compensation	—	—	4,455	1,932	2,814
Provision for doubtful receivables	1,914	(123)	1,023	(6)	1
Excess tax benefits from share-based compensation	—	2,986	(2,625)	(1,490)	(1,126)
Provision for deferred income taxes	2,606	2,354	(666)	(2,889)	(1,199)
Loss on disposal of fixed assets	—	—	—	—	696
Debt issuance costs write off	1,241	—	—	—	—
Changes in assets and liabilities:
Accounts receivable and unbilled services	15,373	(3,057)	(14,805)	(2,830)	92
Prepaid expenses and other assets	1,226	(2,465)	(10,410)	(2,312)	(5,011)
Accounts payable and accrued expenses	7,793	11,022	(22,941)	(15,060)	9,821
Income taxes	12,150	(3,677)	8,647	3,238	(3,018)
Advance billings	(1,107)	(48,910)	35,409	12,665	4,687

Net cash provided by operating activities	$71,636	$1,509	$37,519	$11,266	$19,032

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     Service revenue increased by $20.1 million, from $70.1 million for the second quarter of 2006 to $90.2 million for the second quarter of 2007 due primarily to contribution of service revenue from our acquisition of Pharma-Bio Research (PBR), which closed in July, 2006, and a favorable impact from foreign currency fluctuations of approximately $2.7 million. On a geographic basis, service revenue for the second quarter of 2007 was distributed as follows: North America $48.7 million (54.0%), Europe $37.8 million (42.0%), and rest of world $3.7 million (4.0%). For the second quarter of 2006, service revenue was distributed as follows: North America $45.3 million (64.6%), Europe $22.7 million (32.4%), and rest of world $2.1 million (3.0%).
     Direct costs increased by $13.3 million, from $36.6 million for the second quarter of 2006 to $49.9 million for the second quarter of 2007. Direct costs as a percentage of service revenue increased from 52.2% for the second quarter of 2006 to 55.3% for the second quarter of 2007. The increase in the dollar amount is due primarily to the acquisition of PBR. In addition, there was an unfavorable impact from foreign currency fluctuations of $1.5 million. The decline in gross margin is attributed to the investment in therapeutic expertise and higher employment costs, essentially the employee incentive compensation program.
     Selling, general, and administrative expenses increased by $12.3 million, from $23.8 million for the second quarter of 2006 to $36.1 million for the second quarter of 2007. The increase is primarily due to the $6.7 million restructuring charge for the closing of the New Jersey and Ottawa facilities, $1.8 million for our management bonus plan, a $0.7 million increase in non-cash stock option expense, as well as a $0.6 million impact from foreign currency fluctuations. Selling, general, and administrative expenses as a percentage of service revenue were 34.0% for the second quarter of 2006 and 40.0% for the second quarter of 2007.
     Depreciation and amortization expense increased by approximately $1.1 million, from $2.7 million for the second quarter of 2006 to $3.8 million for the second quarter of 2007, primarily as a result of the PBR acquisition. Depreciation and amortization expense as a percentage of service revenue was 3.8% for the second quarter of 2006 and 4.3% for the second quarter of 2007.

     Income from operations decreased by $6.6 million, from $7.0 million for the second quarter of 2006 to $0.4 million for the second quarter of 2007, due primarily to the costs related to the closing of the 2 facilities. Income from operations as a percentage of service revenue decreased from 10.0% for the second quarter of 2006 to 0.4% for the second quarter of 2007.
     Our effective tax rate for the second quarter of 2006 was 1.6% as compared to (454.4)% for the same period in 2007. During the second quarter of 2007, the Company recorded discrete items that produced a tax benefit of $770,000. The discrete items related to an out of period tax adjustment from amended U.S. tax returns filed for tax years 2004 and 2005. Management assessed the out of period adjustment as not being material to any financial statement period presented. The discrete items along with a low net book income resulted in a large negative effective tax rate. The low effective tax rate for the second quarter of 2006 was due to a release of tax valuation allowances on the foreign net operating loss carryforwards in Spain and France, and a change in prior year tax deductions in the UK which resulted in the recapture of tax expense for 2002 through 2005 and generated tax net operating losses for use in 2006.
Six months Ended June 30, 2007 Compared to Six months Ended June 30, 2006
     Service revenue increased by $35.9 million, from $139.3 million for the first six months of 2006 to $175.2 million for the first six months of 2007 due primarily to the acquisition of PBR, which closed in the third quarter of 2006, as well as a favorable impact from foreign currency exchange of $5.7 million. On a geographic basis, service revenue for the first six months of 2007 was distributed as follows: North America $94.4 million (53.9%), Europe $73.7 million (42.1%), and rest of world $7.1 million (4.0%). For the first six months of 2006 service revenue was distributed as follows: North America $93.6 million (67.2%), Europe $41.9 million (30.1%), and rest of world $3.8 million (2.7%).
     Direct costs increased by $24.8 million, from $71.7 million for the first six months of 2006 to $96.5 million for the same period of 2007. Direct costs as a percentage of service revenue increased from 51.5% for the first six months of 2006 to 55.1% for the same period of 2007. The increase in the dollar amount is due primarily to the acquisition of PBR. In addition, there was an unfavorable impact from foreign currency fluctuations of $3.2 million. The decline in gross margin is attributed to the investment in therapeutic expertise and higher employment costs, essentially the employee incentive compensation program.
     Selling, general, and administrative expenses increased by $19.5 million, from $46.9 million for the first six months of 2006 to $66.4 million for the same period of 2007. The increase is primarily due to the additional costs from PBR, $7.6 million restructuring charge for the closing of the New Jersey and Ottawa facilities, $2.7 million for our management bonus plan, a $0.9 million increase in non-cash stock option expense, as well as a $1.4 million impact from foreign currency fluctuations. Selling, general, and administrative expenses as a percentage of service revenue were 34.0% for the first six months of 2006 and 37.9% for the same period in 2007.
     Depreciation and amortization expense increased by approximately $2.5 million, from $5.1 million for the first six months of 2006 to $7.6 million for the same period of 2007. Depreciation and amortization expense as a percentage of service revenue was 3.7% for the first six months of 2006 and 4.3% for the first six months of 2007. The increase was due to the acquisition of PBR.
     Income from operations decreased by $10.8 million, from $15.6 million for the first six months of 2006 to $4.8 million for the same period of 2007. Income from operations as a percentage of service revenue decreased from 11.2% for the first six months of 2006 to 2.7% for the same period in 2007. The decrease in income from operations is primarily due to the restructuring charge taken to close 2 facilities described above.
     Our effective tax rate for the first six months of 2006 was 18.5% as compared to 12.9% for the same period in 2007. The decrease in our effective rate was partly due to the recognition of discrete items in the second quarter of 2007 and a change in estimate of the tax benefits available to the Company related to research and development incentive programs in Canada. In 2006, the Company’s rate was impacted by a release of tax valuation allowances on the foreign net operating loss carry forwards in Spain and France as well as tax benefits available to the Company related to research and development incentive programs in the United Kingdom in 2006 and for prior periods.

Liquidity and Capital Resources
     As of June 30, 2007, we had approximately $38.1 million of cash and cash equivalents. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible acquisitions, geographic expansion, working capital, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities.
     In the first six months of 2007, net cash provided by operations was $19.0 million as compared to $11.3 million for the same period during the prior year. Cash collections from accounts receivable were $244.2 million for the first six months of 2007, as compared to $200.9 million for the same period in 2006. This increase is primarily due to the timing of collections of initial billings on new business. In addition, adjustments to reconcile net income of $3.7 million in 2007 to cash provided by operating activities include the addback of $7.6 million for depreciation and amortization, $2.8 million in non-cash stock option expense, and $0.7 million for a loss on disposal of fixed assets as well as $6.6 million in changes in assets and liabilities, offset by a $1.2 million deferred tax provision, and $1.1 million in excess tax benefits from share based compensation. Days sales outstanding, which includes accounts receivable, unbilled services and advanced billings, were 3 days and 17 days as of June 30, 2007 and 2006, respectively.
     Net cash used in investing activities was $6.0 million for the first six months of 2007 as compared to $3.3 million used for the same period of 2006. This is primarily for the purchase of fixed assets, offset by fixed asset disposals. In 2006, we paid $0.4 million for acquisitions. We expect our capital expenditures to be approximately $13 to $15 million for the full year 2007, with the majority of the spending related to information technology enhancement and expansion of our laboratory business.
     Net cash used in financing activities in the first six months of 2007 was $19.7 million compared to net cash provided of $3.4 million in the same period of 2006. The Company paid off the $24 million outstanding on our revolving credit facility in March of 2007, which was offset by proceeds from stock option exercises of $3.3 million.
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
     Our current credit facility provides for a $75.0 million revolving line of credit that terminates on December 23, 2008. At any time within three years after December 23, 2004 and so long as no event of default is continuing, we have the right, in consultation with the administrative agent, to request increases in the aggregate principal amount of the facility in minimum increments of $5.0 million up to an aggregate increase of $50.0 million (and which would make the total amount available under the facility $125.0 million). The revolving credit facility is available for general corporate purposes (including working capital expenses, capital expenditures, and permitted acquisitions), the issuance of letters of credit and swingline loans for our account, for the refinancing of certain existing indebtedness, and to pay fees and expenses related to the facility. All borrowings are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. A portion of the facility is also available for alternative currency loans. There were no amounts outstanding on the credit facility as of June 30, 2007.
     The revolving credit facility requires us to comply with certain financial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio, and a minimum net worth, which we currently are in compliance with.
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

     On March 23, 2007, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company. The dividend was paid on April 3, 2007, to the stockholders on record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, par value $0.01 per share (The “Preferred Shares”), at a price of $110.00 per one one-thousandth of a Preferred Share. The Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company’s stockholders. The preferred share purchase rights will expire on March 23, 2017.
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
Allowance for Doubtful Accounts
     Included in “Accounts receivable and unbilled services, net” on our consolidated balance sheets is an allowance for doubtful accounts. Generally, before we do business with a new client, we perform a credit check, as our allowance for doubtful accounts requires that we make an accurate assessment of our customers’ creditworthiness. Approximately 50% of our client base is emerging emerging pharmaceutical and biotech companies, creating a heightened risk related to the creditworthiness for a significant portion of our customer base. We manage and assess our exposure to bad debt on each of our contracts. We age our billed accounts receivable and assess exposure by customer type, by aged category, and by specific identification. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Historically, we have not had any write-offs in excess of our allowance. If, at June 30, 2007, our aged accounts receivable balance greater than 90 days were to increase by 10% (for the U.S. operations), no additional bad debt expense would need to be recorded.
Tax Valuation Allowance
We have operations in various foreign jurisdictions and in multiple United States jurisdictions. We provide a tax valuation allowance for deferred tax assets in each of the jurisdictions where we have operations based on the weight of available evidence, both positive and negative, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining our tax valuation allowance, we assess both the historical and the projected entity level earnings before tax. Historically we have established valuation allowances when estimates of future profitability are not present. As part of our analysis, we consider the previous three years’ cumulative activity to determine whether it is more likely than not that the deferred tax assets will be realized. We review and adjust these tax valuation allowances based on current profitability and positive future financial projections. In a meaningful tax jurisdiction, where we currently have a tax valuation allowance, if we were able to demonstrate sufficient taxable income to realize a tax benefit, we would reduce our tax valuation allowance in this jurisdiction by approximately $1.1 million.
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
Stock-Based Compensation
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 and 2007 was $1.9 million and $2.8 million, respectively, which consisted of stock-based compensation expense related to employee stock options. See Note 2 to the Consolidated Financial Statements for additional information.

     We estimate the value of employee stock options on the date of grant using either the Black-Scholes model for all options with a service condition or a Monte Carlo model for options with a market condition. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the stock price of similar entities as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of Black-Scholes and Monte Carlo models require the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Due to our limited trading history, we calculated expected volatility of our stock based on the volatility of the share price of similar entities. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts. As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     In determining our estimated stock-based compensation expense, our assessment of the forfeiture rate, volatility, and expected term of the equity instrument impacts the related option expense after the equity instrument is issued. We have been a public company since November 2004. As such the volatility is based upon overall industry experience. For those options valued using the Black Scholes model, the expected term is based upon a formula in the accounting literature. Both are estimates that are calculated in accordance with the guidance provided by SAB 107. Under the Monte Carlo model, the expected term varies depending on the target stock price that triggers vesting, as the higher stock price will result in options that are deeper in the money when they vest. Forfeitures are based on our company experience. A 1% increase in the forfeiture rate would cause a 2% decrease in our stock-based compensation expense.
Long-Lived Assets and Goodwill and Indefinite-lived Intangible Assets
     We review long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group might not be recoverable. If indicators of impairment are present, we evaluate the carrying value of property and equipment in relation to estimates of future undiscounted cash flows. As a result of our acquisitions we have recorded goodwill and other identifiable finite and indefinite-lived acquired intangibles. The identification and valuation of these intangible assets at the time of acquisition require significant management judgment and estimates.
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
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     At June 30, 2007, we had no amounts outstanding under our revolving credit facility. Future drawings under the facility will bear interest at various rates. Historically, we have mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements.
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

     For the six months ended June 30, 2007, approximately 25.6%, 7.4% and 0.7% of total service revenue was denominated in Euros, British pounds and Canadian dollars, respectively. We periodically enter into foreign currency derivatives to mitigate exposure to movements between the U.S. dollar and the British pound, the U.S. dollar and the Euro, and the U.S. dollar and Canadian dollar. We agreed to purchase a given amount of Euros, British pounds and Canadian dollars at established dates. The transactions were structured as no-cost collars. These foreign currency derivatives are designated as cash flow hedges and we recognize them as either assets or liabilities in the balance sheet and measure them at fair value with the changes in fair value recorded in stockholders equity (as a component of comprehensive income), in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The potential decrease in net income resulting from a hypothetical weakening of the U.S. dollar relative to the Euro, British pound and Canadian dollar of 10% would have been approximately $0.6 million for the six months ended June 30, 2007.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of Shareholders of the Company was held June 12, 2007. At the Annual Meeting, two directors were reelected to the Board of Directors with the following vote cast: Melvin D. Booth received 14,031,449 votes for and 8,673,516 votes were withheld; Robert E. Conway received 13,998,542 votes for and 8,706,423 votes were withheld. In addition, one director, Gregory P. Spivy, was elected to the Board of Directors receiving 22,620,290 votes for with 44,675 votes withheld. The following directors’ terms of office as a director continued after the meeting: Jean-Pierre L. Conte, Judith A. Hemberger, Armin M. Kessler, and Robert J. Weltman.
     In addition, at the Annual Meeting, the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 was ratified with 22,693,655 votes for, 6,910 votes against, and 4,400 votes withheld.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

21.1 (1)	Subsidiaries of PRA International.

31.1 (1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2 (1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 (2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2 (2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA INTERNATIONAL
By:	/s/ Terrance J. Bieker
	Name:	Terrance J. Bieker
	Title:	Chief Executive Officer

By:	/s/ Linda Baddour
	Name:	Linda Baddour
	Title:	Chief Financial Officer

Dated: August 8, 2007