Form 10-Q
period 2007-09-30
PRA International
filed 2007-11-07
CIK 1293243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 6, 2007, 24,878,011 shares of the registrant’s common stock, par value $0.01 per share were outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PRA INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	September 30,
	2006	2007
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$44,490	$38,401
Accounts receivable and unbilled services, net	106,298	118,000
Prepaid expenses and other current assets	21,050	24,237
Deferred tax assets	191	5,082

Total current assets	172,029	185,720
Fixed assets, net	33,663	34,865
Goodwill	210,761	221,221
Other intangibles, net of accumulated amortization of $8,446 and $11,379 as of December 31, 2006 and September 30, 2007, respectively	33,493	31,716
Deferred tax assets	2,183	2,220
Other assets	2,126	1,371

Total assets	$454,255	$477,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,892	$17,466
Accrued expenses and other current liabilities	31,276	38,992
Income taxes payable	10,724	4,481
Advance billings	101,618	111,959
Deferred tax liability	3,491	4,230
Capital leases, current portion	131	1

Total current liabilities	164,132	177,129
Deferred tax liability	7,571	8,125
Other liabilities	7,137	5,918
Debt	24,000	—
Capital leases	47	45

Total liabilities	202,887	191,217

Commitments and Contingencies
Stockholders’ equity
Preferred Shares; 250,000 shares authorized and 0 shares issued as of September 30, 2007	—	—
Common stock $0.01 par value; 36,000,000 shares authorized as of December 31, 2006 and September 30, 2007; 24,242,772 and 24,780,241 shares issued and 24,228,056 and 24,764,676 shares outstanding as of December 31, 2006 and September 30, 2007, respectively	243	248
Treasury stock	(108)	(162)
Additional paid-in capital	156,779	169,565
Accumulated other comprehensive income	12,732	24,312
Retained earnings	81,722	91,933

Total stockholders’ equity	251,368	285,896

Total liabilities and stockholders’ equity	$454,255	$477,113

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Revenue
Service revenue	$81,504	$96,657	$220,797	$271,883
Reimbursement revenue	8,120	10,778	24,829	35,272

Total revenue	89,624	107,435	245,626	307,155
Operating expenses
Direct costs	40,988	53,690	112,729	150,223
Reimbursable out-of-pocket costs	8,120	10,778	24,829	35,272
Selling, general, and administrative	25,833	29,480	72,705	95,847
Depreciation and amortization	3,697	3,918	8,774	11,492

Income from operations	10,986	9,569	26,589	14,321
Interest expense	(529)	(211)	(823)	(974)
Interest income	265	327	1,296	982
Other expense	(65)	(179)	(519)	(572)

Income before income taxes	10,657	9,506	26,543	13,757
Provision for income taxes	2,474	2,996	5,419	3,546

Net income	$8,183	$6,510	$21,124	$10,211

Net income per share
Basic	$0.34	$0.26	$0.91	$0.42
Diluted	$0.33	$0.26	$0.86	$0.40
Weighted average number of common shares outstanding
Basic	23,754	24,691	23,294	24,496
Diluted	24,938	25,454	24,557	25,312
The accompanying notes are an integral part of these financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

					Additional
					Paid-in	Accumulated
					Capital	Other			Other
	Common Stock		Treasury Stock		Common	Comprehensive	Retained		Comprehensive
	Shares	Amount	Shares	Amount	Stock	Income	Earnings	Total	Income
Balance as of December 31, 2006	24,242,772	$243	14,716	$(108)	$156,779	$12,732	$81,722	$251,368
Exercise of common stock options	537,469	5	—	—	5,261	—	—	5,266
Purchase of treasury stock	—	—	3,500	(77)	—	—	—	(77)
Shares issued from the manager stock purchase plan	—	—	(2,651)	23	—	—	—	23
Stock-based compensation expense	—	—	—	—	4,744	—	—	4,744
Stock option tax benefit	—	—	—	—	2,781	—	—	2,781
Net income	—	—	—	—	—	—	10,211	10,211	$10,211
Other comprehensive income Foreign currency translation adjustment, net of tax	—	—	—	—	—	11,351	—	11,351	11,351
Change in fair value of hedging instruments						229		229	229

Comprehensive income									$21,791

Balance as of September 30, 2007 (unaudited)	24,780,241	$248	15,565	$(162)	$169,565	$24,312	$91,933	$285,896

The accompanying notes are an integral part of these financial statements

PRA INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2006	2007
Cash flow from operating activities
Net income	$21,124	$10,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,774	11,492
Stock-based compensation	3,478	4,744
Provision for doubtful receivables	416	—
Deferred income tax benefit	(4,582)	(4,146)
Loss on disposal of fixed assets	—	771
Excess tax benefits from share-based compensation	(1,626)	(2,755)
Changes in assets and liabilities, net of acquisition:
Accounts receivable and unbilled services	(17,745)	(9,036)
Prepaid expenses and other assets	751	(3,317)
Accounts payable and accrued expenses	(22,330)	5,123
Income taxes	4,557	(1,012)
Advance billings	22,512	6,983

Net cash provided by operating activities	15,329	19,058

Cash flow from investing activities
Purchase of fixed assets	(4,941)	(9,633)
Disposal of fixed assets	115	29
Cash paid for acquisitions, net of cash acquired	(93,450)	—

Net cash used in investing activities	(98,276)	(9,604)

Cash flow from financing activities
Drawdown on revolving line of credit	30,000	—
Repayment of debt	(6,000)	(24,000)
Repayment of capital leases	(50)	(141)
Purchase of treasury stock	—	(77)
Excess tax benefits from share-based compensation	1,626	2,755
Proceeds from stock option exercises	2,619	5,266

Net cash provided by (used in ) financing activities	28,195	(16,197)
Effect of exchange rate on cash and cash equivalents	1,626	654

Decrease in cash and cash equivalents	(53,126)	(6,089)
Cash and cash equivalents at beginning of period	73,640	44,490

Cash and cash equivalents at end of period	$20,514	$38,401

Supplemental disclosure of cash flow information
Cash paid for taxes	$5,957	$7,998

Cash paid for interest	$487	$604

The accompanying notes are an integral part of these financial statements.

PRA INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(1) Acquisition of Company by Genstar Capital LLC
     On July 25, 2007, the Company announced that it had entered into a definitive merger agreement to be acquired by affiliates of Genstar Capital, LLC (“Genstar”), a private equity firm for approximately $790 million. Affiliates of Genstar beneficially own 12.6% of the outstanding shares of the Company. Upon consummation of the merger, the Company’s stockholders will be entitled to receive $30.50 in cash for each share of the Company’s stock. Pending the receipt of stockholder approval and other customary closing conditions, the transaction is expected to be completed in the fourth quarter of 2007.
(2) Basis of Preparation
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these consolidated financial statements together with the historical consolidated condensed financial statements of PRA International and subsidiaries for the years ended December 31, 2006, 2005, and 2004 included in our Annual Report on Form 10-K for the year ended December 31, 2006.
(3) Significant Accounting Policies
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

Goodwill and Other Intangibles
     The Company follows Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), whereby goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Separate intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. The most recent annual test performed for 2006 did not identify any instances of impairment and there were no events through September 30, 2007 that warranted a reconsideration of our impairment test results.
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
     As is customary in the industry, the Company routinely enters into separate agreements on behalf of its clients with independent physician investigators in connection with clinical trials. The funds received for investigator fees are netted against the related cost because such fees are the obligation of the Company’s clients, without risk or reward to the Company. The Company is not obligated either to perform the service or to pay the investigator in the event of default by the client. In addition, the Company does not pay the independent physician investigator until funds are received from the client. The amounts identified for payment to investigators were $15.8 million and $46.5 million for the three and nine months ended September 30, 2007 and $12.2 million and $38.7 million for the three and nine months ended September 30, 2006, respectively.
Significant Customers
     Service revenue from individual customers greater than 10% of consolidated service revenue in the respective periods was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Customer D	*	*	10%	*

*	Less than 10% of consolidated service revenues in the respective period.

     Due to the nature of the Company’s business and the relative size of certain contracts, it is not unusual for a significant customer in one year to be less significant in the next. However, it is possible that the loss of any single significant customer could have a material adverse effect on the Company’s results from operations.
Concentration of Credit Risk —
     Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and unbilled services. As of September 30, 2007, substantially all of the Company’s cash and cash equivalents were held in or invested with domestic banks. Accounts receivable include amounts due from pharmaceutical and biotechnology companies. Accounts receivable and unbilled services from individual customers that are equal to or greater than 10% of consolidated accounts receivable in the respective periods were as follows:

	December 31,	September 30,
	2006	2007
Customer A	16%	18%
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
Comprehensive Income
     The components of comprehensive income include the foreign currency translation adjustment and adjustments resulting from changes in the fair value of foreign currency hedges. Changes in the fair value of an interest rate agreement were included in comprehensive income until the Company paid off the related debt.
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
Stock-Based Compensation
     The primary type of share-based payment utilized by the Company is stock options. Stock options are awards which allow the employee to purchase shares of the Company’s stock at a fixed price. Stock options are granted at an exercise price equal to the Company stock price at the date of grant. The Company issued stock options in the first nine months of 2007 that vest over four years and have a contractual term of seven years. In addition, the Company issued performance based options to certain executives that vest if the Company’s closing share price meets certain thresholds during the executive’s employment with the Company. These performance based options also have a seven year contractual term.

     Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, as described by FASB Interpretation No. 44. Accordingly, no compensation expense was required to be recognized as long as the exercise price of the Company’s stock options was equal to the market price of the underlying stock on the date of grant. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment” under the modified prospective method as described in SFAS No. 123(R). Under this transition method, compensation expense recognized in the three and nine months ended September 30, 2006 and September 30, 2007 includes compensation expense for all stock-based payments granted after January 1, 2006, and for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. For the three and nine months ended September 30, 2006, the amount of compensation expense recognized was $1.5 million and $3.5 million, respectively. For the three and nine months ended September 30, 2007, the amount of compensation expense recognized was $1.9 million and $4.7 million, respectively. Stock based compensation expense is recorded in selling, general, and administrative expenses in the condensed consolidated statement of operations.
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
     During the nine months ended September 30, 2007 and 2006, the Company issued 1,280,000 and 828,750 options, respectively. Included in the options issued in 2007 are 460,000 options with a market vesting condition. The fair value of each option issued during these periods was estimated on the date of grant using the Black-Scholes option pricing model for service condition awards and a Monte Carlo model for market condition awards, with the following weighted average assumptions:

	For the Nine
	Months Ended
	September 30,
	2006	2007
Dividend yield	0%	0%
Expected volatility	48.63%	34.95%
Risk-free interest rate	4.56%	4.59%
Expected terms in years	4.75	4.67
The following table summarizes information related to stock option activity for the respective periods:

	For the Nine
	Months Ended
	September 30,
	2006	2007
	($ In thousands, except per share data)
Weighted-average fair value of options granted per share	$12.81	$9.02
Intrinsic value of options exercised	$5,688	$8,673
Cash received from options exercised	$2,619	$5,266
Actual tax benefit realized for tax deductions from option exercises	$1,626	$2,781

     Aggregated information regarding the Company’s fixed stock option plans is summarized below:

			Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
				(Millions)
Outstanding December 31, 2006	3,130,190	$15.93
Granted	1,280,000	24.11
Exercised	(537,469)	9.80
Expired/forfeited	(300,343)	23.58

Outstanding September 30, 2007	3,572,378	$19.14	5.5	$37

Exercisable at September 30, 2007	1,340,808	$10.81	4.5	$25
     Stock-based compensation expense included in the statement of operations for the three and nine months ended September 30, 2007, was approximately $1.9 million and $4.7 million, respectively and $1.5 million and $3.5 million for the three and nine months ended September 30, 2006, respectively. As of September 30, 2007, there were approximately $14.7 million of total unrecognized stock-based compensation costs related to options granted under our plans that will be recognized over a weighted average period of 1.4 years.
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
     The following is a reconciliation of the amounts used to determine the basic and diluted earnings per share (in thousands, except for per share amounts):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Numerator:
Net income for basic and diluted EPS	$8,183	$6,510	$21,124	$10,211

Denominator:
Weighted average shares for basic EPS	23,754	24,691	23,294	24,496
Effect of dilutive stock options	1,184	763	1,263	816

Weighted average shares for diluted EPS	24,938	25,454	24,557	25,312

Basic earnings per share	$0.34	$0.26	$0.91	$0.42

Diluted earnings per share	$0.33	$0.26	$0.86	$0.40

Excluded from the calculation of earnings per diluted share were 915,000 and 205,000 shares for the quarters ended September 30, 2006 and 2007, respectively, and 890,000 and 777,200 for the nine months ended September 30, 2006 and 2007, respectively as their inclusion would be antidilutive.
Recent Accounting Pronouncements
Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes , (FIN 48) which establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company identified, evaluated and measured the amount of income tax benefits and liabilities to be recognized for all of its income tax positions. The net income tax liability of $4.6 million did not differ from the net income tax liability recognized before adoption, and, therefore, the Company did not record an adjustment related to the adoption of FIN 48 during the first quarter of 2007. During the third quarter of 2007, the statute for the 2003 US income tax return closed and we therefore reduced our FIN 48 reserve by $1.3 million. During the third quarter, we recognized interest of $112,000 related to our tax liabilities and will continue our practice of recognizing interest and/or penalties related to income tax matters in the income tax provision. While it is reasonably possible that an increase or reduction in the amount on our net income tax liability will occur in the next twelve months, quantification of an estimated range cannot be made at this time.
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
Out-of-Period Adjustment
During the second quarter of 2007, the Company identified an error of approximately $554,000 in its 2004 consolidated income tax expense related to the allocation of pass-through revenue between the U.S and non U.S. entities. The company identified and corrected this error in the second quarter of 2007, which had the effect of reducing the 2007 consolidated tax expense by $554,000. The Company does not believe this adjustment is material to the consolidated financial statements for the years ended December 31, 2006, 2005, or 2004 and the nine months ended September 30, 2007 and, as a result, has not restated its consolidated financial statements for the year ended December 31, 2004.
(4) Accounts receivable and unbilled services
     Accounts receivable and unbilled services include service revenue, reimbursement revenue, and amounts associated with work performed by investigators (dollars in thousands):

	December 31,	September 30,
	2006	2007
Accounts receivable	$68,491	$80,041
Unbilled services	42,795	42,080

	111,286	122,121
Less: Allowance for doubtful accounts	(4,988)	(4,121)

	$106,298	$118,000

(5) Goodwill and Other Intangibles
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 were as follows (dollars in thousands):

Carrying amount as of December 31, 2006	$210,761
Acquisitions	—
Foreign currency exchange rate changes	10,460

Carrying amount as of September 30, 2007	$221,221

     Other intangibles consist of the following (dollars in thousands):

		As of December 31,			As of September 30,
	Weighted	2006			2007
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In Years)
Non-compete and other agreements	2	$3,088	$2,779	$309	$3,166	$3,165	$1
Customer relationships	10	18,908	5,193	13,715	19,908	7,740	12,168
Trade names	Indefinite	19,943	474	19,469	20,021	474	19,547

		$41,939	$8,446	$33,493	$43,095	$11,379	$31,716

     Amortization expense related to other intangibles was approximately $0.6 million and $1.2 million for the three and nine months ended September 30, 2006 and $0.9 million and $2.7 million for the three and nine months ended September 30, 2007, respectively. Estimated amortization expense for the next five years is as follows:

(In thousands)
2007 (remaining 3 months)	$889
2008	2,558
2009	1,669
2010	1,669
2011	1,394
2012 and thereafter	3,990

$12,169

(6) Accounting for Derivative Instruments and Hedging Activities
     We entered into foreign currency derivatives to mitigate exposure to movements between the US dollar and the British pound, Canadian dollar and Euro. We agreed to purchase a given amount of British pounds, Canadian dollars and Euros at established dates through 2006 and 2007. The transactions are structured as no-cost collars whereby we neither paid more than an established ceiling exchange rate nor less than an established floor exchange rate on the notional amounts hedged. These agreements expired throughout 2006 and 2007. We expect to continue to use similar derivatives to mitigate our foreign currency exposure.
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
(8) Related-Party Transactions
     The Company currently leases operating facilities from a related party under a lease agreement which expires in December 2009. Under terms of the lease, we have exercised our option to terminate the lease as of September 30, 2007 in exchange for a termination fee of approximately $0.2 million, which was paid prior to September 30, 2007. Rental expense under this lease was approximately $0.1 million and $0.3 million for each of the three and nine months ended September 30, 2006 and 2007, respectively.
(9) Segment Reporting — Operations by Geographic Area
     The Company’s operations consist of one reportable segment, which represents management’s view of the Company’s operations based on its management and internal reporting structure. The following table presents certain enterprise-wide information about the Company’s operations by geographic area (dollars in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Service revenue
United States	$43,017	$46,327	$120,856	$127,349
Canada	7,970	5,880	23,713	19,259
Europe	27,920	40,204	69,821	113,946
Other	2,597	4,246	6,407	11,329

	$81,504	$96,657	$220,797	$271,883

	December 31,	September 30,
	2006	2007
Long-lived assets
United States	$19,376	$18,550
Canada	866	1,554
Europe	16,589	17,299
Other	1,141	1,053

	$37,972	$38,456

(10) Restructuring
     In February 2007, the Company announced the planned closing of our Eatontown, New Jersey and Ottawa, Canada facilities. During the three months ended September 30, 2007, we recorded an expense of approximately $0.4 million, including $0.3 million for severance costs and $0.1 million in other costs. During the nine months ended September 30, 2007, we recorded an expense of approximately $8.0 million, of which $5.4 million related to real estate costs, $2.3 million for severance, including executive separation, and $0.3 million in other costs. These expenses are included in selling, general and administrative expense in the Consolidated Condensed Statement of Operations. Included in the real estate costs is an early termination fee for the Eatontown office. The Company sublet its Ottawa facility. No further expenses are expected to be incurred for these closings.
     In September 2007, the Company announced a plan to move its corporate headquarters to Raleigh, North Carolina. The move is expected to be completed by the end of the first quarter 2008, with an estimated charge of $1.7 million expected to be taken over the next two quarters.

     The changes in the liability for the restructuring for the nine months ended September 30, 2007 were as follows (dollars in thousands):

		Severance and
		Executive
	Real Estate Costs	Separation costs	Other costs	Total
Balance at December 31, 2006	$0	$0	$0	$0
Costs incurred and charged to expense	5,364	2,304	297	7,965
Costs paid	(4,077)	(1,861)	(256)	(6,194)

Balance at September 30, 2007	$1,287	$443	$41	$1,771

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
Acquisition of Company by Genstar Capital LLC
     On July 25, 2007, the Company announced that it had entered into a definitive merger agreement to be acquired by affiliates of Genstar Capital, LLC (“Genstar”), a private equity firm for approximately $790 million. Affiliates of Genstar beneficially own 12.6% of the outstanding shares of the Company. Upon the consummation of the merger, the Company’s stockholders will be entitled to receive $30.50 in cash for each share of the Company’s stock. Pending the receipt of stockholder approval and other customary closing conditions, the transaction is expected to be completed in the fourth quarter of 2007.
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
     We review various financial and operational metrics, including service revenue, margins, earnings, new business awards, and backlog to evaluate our financial performance. Our service revenue was $303.2 million in 2006 and $96.7 million and $271.9 million for the three and nine months ended September 30, 2007, respectively. Once contracted work begins, service revenue is recognized over the life of the contract as services are performed. We commence service revenue recognition when a contract is signed or when we receive a signed task order or letter of intent.
     Our new business awards were $383 million and $479 million for the nine months ended September 30, 2006 and 2007, respectively. New business awards arise when a client selects us to execute its trial and so indicates by written or electronic correspondence. The number of new business awards can vary significantly from quarter to quarter, and awards can have terms ranging from several months to several years. The value of a new award is the anticipated service revenue over the life of the contract, which does not include reimbursement activity or investigator fees.
     In the normal course of business, we experience contract cancellations, which are reflected as cancellations when the client provides written or electronic correspondence that the work should cease. The number of cancellations can vary significantly from quarter to quarter. The value of the cancellation is the remaining amount of unrecognized service revenue, less the estimated effort to transition the work back to the sponsor. Our cancellations for the three months ended September 30, 2006 and 2007 were $21.0 million and $48.2 million, respectively.

     Our backlog consists of anticipated service revenue from new business awards that either have not started but are anticipated to begin in the near future or are contracts in process that have not been completed. Backlog varies from period to period depending upon new business awards and contract increases, cancellations, and the amount of service revenue recognized under existing contracts. Our backlog at September 30, 2006 and 2007 was $605 million and $753 million, respectively.
     Income from operations was $11.0 million and $9.6 million for the quarters ended September 30, 2006 and 2007, respectively.
Announced Restructuring
          In February 2007, we announced the planned closing of our Eatontown, New Jersey and Ottawa, Canada facilities. Our project managers, product directors and lead clinical research associates will work from a home-based environment while our associated support functions will be consolidated into our larger offices. We expect no overall reduction in staff. We incurred $8.0 million in costs related to these closings in the first nine months of 2007, of which $5.4 million related to real estate costs and $2.6 million for severance and other costs. Included in the real estate costs is an early termination fee for the Eatontown office. The Company sublet its Ottawa facility. We expect an annual cost savings of approximately $4 million from these office closings.
     In September 2007, the Company announced a plan to move its corporate headquarters to Raleigh, North Carolina. The move is expected to be completed by the end of the first quarter 2008, with an estimated charge of $1.7 million expected to be taken over the next two quarters.
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
     Our foreign subsidiaries are taxed separately in their respective jurisdictions. As of September 30, 2007 and December 31, 2006, we had foreign net operating loss carryforwards in some jurisdictions. The carryforward periods for these losses vary from five years to nine years depending on the jurisdiction. Our ability to offset future taxable income with the foreign net operating loss carryforwards may be limited in certain instances, including changes in ownership.

Exchange Rate Fluctuations
     The majority of our foreign operations transact in the euro, pound sterling, or Canadian dollar. As a result, our revenue is subject to exchange rate fluctuations with respect to these currencies. We have translated these currencies into U.S. dollars using the following average exchange rates:

	September 30,	December 31,	September 30,
	2006	2006	2007
U.S. Dollars per:
Euro	1.25	1.26	1.35
Pound Sterling	1.82	1.85	2.00
Canadian Dollar	0.89	0.88	0.91
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

				Nine months
				Ended
	Year Ended December 31,			September 30,
	2004	2005	2006	2006	2007
Service revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Direct costs	48.3	46.3	50.9	51.1	55.3
Selling, general, and administrative	32.5	32.5	34.0	32.9	35.3
Depreciation and amortization	3.5	3.8	4.2	4.0	4.2
Management fee	0.3	—	—	—	—
Option repurchase	1.3	—	—	—	—
Vested option bonus	0.9	—	—	—	—

Income from operations	13.1	17.4	10.9	12.0	5.3
Interest expense	(1.4)	(0.2)	(0.5)	(0.4)	(0.4)
Interest income	0.1	0.6	0.6	0.6	0.4
Other income (expenses), net	0.0	(0.4)	0.1	(0.2)	(0.2)

Income before income taxes	11.8	17.4	11.1	12.0	5.1
Provision for income taxes	4.3	6.4	2.2	2.5	1.3

Net income	7.5%	10.9%	8.9%	9.6%	3.8%

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

				Nine months Ended
	Year Ended December 31,			September 30,
	2004	2005	2006	2006	2007
				(Unaudited)	(Unaudited)
Revenue
Service revenue	$277,479	$294,739	$303,207	$220,797	$271,883
Reimbursement revenue	30,165	31,505	34,959	24,829	35,272

Total revenue	$307,644	$326,244	$338,166	$245,626	$307,155
Operating expenses
Direct costs	134,067	136,572	154,416	112,729	150,223
Reimbursable out-of-pocket costs	30,165	31,505	34,959	24,829	35,272
Selling, general, and administrative	90,139	95,827	103,031	72,705	95,847
Depreciation and amortization	9,691	11,156	12,587	8,774	11,492
Management fee	704	—	—	—	—
Option repurchase(1)	3,713	—	—	—	—
Vested option bonus(1)	2,738	—	—	—	—

Income from operations	36,427	51,184	33,173	26,589	14,321
Interest income (expense), net	(3,643)	1,181	104	473	8
Other income (expenses), net	(38)	(1,137)	220	(519)	(572)

Income before income taxes	32,746	51,228	33,497	26,543	13,757
Provision for income taxes	11,997	19,005	6,652	5,419	3,546

Net income	$20,749	$32,223	$26,845	$21,124	$10,211

Net income per share
Basic	$1.13	$1.43	$1.14	$0.91	$0.42
Diluted	$1.02	$1.32	$1.08	$0.86	$0.40
Shares used to compute net income per share:
Basic	18,442,313	22,527,108	23,509,725	23,294,442	24,495,519
Diluted	20,329,852	24,389,592	24,749,664	24,557,484	25,311,548
Other Financial Data:
Net cash provided by operating activities	$71,636	$1,509	$37,519	$15,329	$19,058
Net cash provided by (used in) investing activities	(32,350)	4,016	(102,790)	(98,276)	(9,604)
Net cash provided by (used in) financing activities	(6,430)	2,455	30,848	28,195	(16,197)
Non-GAAP Data:
Adjusted EBITDA(2)	$52,531	$61,203	$45,980	$34,844	$25,241
Adjusted EBITDA as a % of service revenue	18.9%	20.8%	15.2%	15.8%	9.3%
EBITDA(2)	$46,080	$61,203	$45,980	$34,844	$25,241
EBITDA as a % of service revenue	16.6%	20.8%	15.2%	15.8%	9.3%
Consolidated Balance Sheet Data:
Cash and cash equivalents	$65,888	$73,640	$44,490	$20,514	$38,401
Marketable securities	24,500	—	—	—	—
Working capital (deficit)	11,478	41,760	7,897	(3,779)	8,591
Total assets	337,344	329,364	454,255	418,351	477,113
Long-term debt and capital leases, less current maturities	75	9	24,047	24,004	45
Stockholders’ equity	150,379	188,866	251,368	235,529	285,896

(1)	Includes a $3.7 million charge for the repurchase of options, predominantly from former employees, and a $2.7 million charge for a per-vested-option bonus paid to all employee option holders, both of which were executed in connection with the culmination of the January 2004 tender process.

(2)	Adjusted EBITDA and EBITDA are not substitutes for operating income, net income, or cash flow from operating activities as determined in accordance with GAAP as measures of performance or liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.” For each of the periods indicated, the following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by (used in) operating activities and to net income.

				Nine months Ended
	Year Ended December 31,			September 30,
	2004	2005	2006	2006	2007
				(Unaudited)	(Unaudited)
Adjusted EBITDA	$52,531	$61,203	$45,980	$34,844	$25,241
Option repurchase	(3,713)	—	—	—	—
Vested option bonus	(2,738)	—	—	—	—

EBITDA	46,080	61,203	45,980	34,844	25,241
Depreciation and amortization	(9,691)	(11,156)	(12,587)	(8,774)	(11,492)
Interest expense, net	(3,643)	1,181	104	473	8
Provision for income taxes	(11,997)	(19,005)	(6,652)	(5,419)	(3,546)

Net income	20,749	32,223	26,845	21,124	10,211
Depreciation and amortization	9,691	11,156	12,587	8,774	11,492
Stock-based compensation	—	—	4,455	3,478	4,744
Provision for doubtful receivables	1,914	(123)	1,023	416	—
Excess tax benefits from share-based compensation	—	2,986	(2,625)	(1,626)	(2,755)
Provision for deferred income taxes	2,606	2,354	(666)	(4,582)	(4,146)
Loss on disposal of fixed assets	—	—	—	—	771
Debt issuance costs write off	1,241	—	—	—	—
Changes in assets and liabilities:
Accounts receivable and unbilled services	15,373	(3,057)	(14,805)	(17,745)	(9,036)
Prepaid expenses and other assets	1,226	(2,465)	(10,410)	751	(3,317)
Accounts payable and accrued expenses	7,793	11,022	(22,941)	(22,330)	5,123
Income taxes	12,150	(3,677)	8,647	4,557	(1,012)
Advance billings	(1,107)	(48,910)	35,409	22,512	6,983

Net cash provided by operating activities	$71,636	$1,509	$37,519	$15,329	$19,058

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Service revenue increased by $15.2 million, from $81.5 million for the third quarter of 2006 to $96.7 million for the third quarter of 2007 due primarily to contribution of a full quarter of service revenue from our acquisition of Pharma-Bio Research (PBR), which closed in July, 2006, and a favorable impact from foreign currency fluctuations of approximately $3.7 million. On a geographic basis, service revenue for the third quarter of 2007 was distributed as follows: North America $52.2 million (54.0%), Europe $40.2 million (41.6%), and rest of world $4.3 million (4.4%). For the third quarter of 2006, service revenue was distributed as follows: North America $51.0 million (62.6%), Europe $27.9 million (34.3%), and rest of world $2.6 million (3.2%).
     Direct costs increased by $12.7 million, from $41.0 million for the third quarter of 2006 to $53.7 million for the third quarter of 2007. Direct costs as a percentage of service revenue increased from 50.3% for the third quarter of 2006 to 55.5% for the third quarter of 2007. The increase is due primarily to the acquisition of PBR, increased labor costs; including salaries, benefits and contractor costs, as well as patient and medical supply costs. In addition, there was an unfavorable impact from foreign currency fluctuations of $2.2 million. The decline in gross margin is attributed to the increase in costs noted above.
     Selling, general, and administrative expenses increased by $3.7 million, from $25.8 million for the third quarter of 2006 to $29.5 million for the third quarter of 2007. The increase is primarily due to $1.5 million for our management bonus plan, a $0.4 million increase in non-cash stock option expense, as well as a $0.9 million impact from foreign currency fluctuations. Selling, general, and administrative expenses as a percentage of service revenue were 31.7% for the third quarter of 2006 and 30.5% for the third quarter of 2007.
     Depreciation and amortization expense increased by approximately $0.2 million, from $3.7 million for the third quarter of 2006 to $3.9 million for the third quarter of 2007. Depreciation and amortization expense as a percentage of service revenue was 4.5% for the third quarter of 2006 and 4.1% for the third quarter of 2007.
     Income from operations decreased by $1.4 million, from $11.0 million for the third quarter of 2006 to $9.6 million for the third quarter of 2007, due primarily to the increased costs as noted above. Income from operations as a percentage of service revenue decreased from 13.5% for the third quarter of 2006 to 9.9% for the third quarter of 2007.
     Our effective tax rate for the third quarter of 2006 was 23.2% as compared to 31.5% for the same period in 2007. The 2007 rate was impacted by discrete items including a release of our FIN 48 reserve for the closing of the statute for our 2003 US income tax return during the third quarter; an increase in our FIN 48 reserve for additional information related to our state income tax liabilities; provision to return true ups related to income tax returns filed during the third quarter; the effect of the enacted reduction in the income tax rate in the UK on our deferred tax assets and interest related to outstanding US income tax refunds and FIN 48 reserves. The 2006 rate was impacted by discrete events originating in the second quarter for the tax benefit for UK research and development deductions and the inclusion of PBR in our operations for the third quarter.
Nine months Ended September 30, 2007 Compared to Nine months Ended September 30, 2006
     Service revenue increased by $51.1 million, from $220.8 million for the first nine months of 2006 to $271.9 million for the first nine months of 2007 due primarily to the acquisition of PBR, which closed in the third quarter of 2006, as well as a favorable impact from foreign currency exchange of $9.4 million. On a geographic basis, service revenue for the first nine months of 2007 was distributed as follows: North America $146.6 million (53.9%), Europe $113.9 million (41.9%), and rest of world $11.4 million (4.2%). For the first nine months of 2006 service revenue was distributed as follows: North America $144.6 million (65.5%), Europe $69.8 million (31.6%), and rest of world $6.4 million (2.9%).
     Direct costs increased by $37.5 million, from $112.7 million for the first nine months of 2006 to $150.2 million for the same period of 2007. Direct costs as a percentage of service revenue increased from 51.1% for the first nine months of 2006 to 55.3% for the same period of 2007. The increase in the dollar amount is due primarily to the acquisition of PBR, increased labor costs, including salaries, benefits and the employee incentive program, as well as patient and medical supply costs. In addition, there was an unfavorable impact from foreign currency fluctuations of $5.5 million. The decline in gross margin is primarily attributed to higher labor costs, the employee incentive compensation program, and increased patient and medical supply costs.
     Selling, general, and administrative expenses increased by $23.1 million, from $72.7 million for the first nine months of 2006 to $95.8 million for the same period of 2007. The increase is primarily due to the additional costs from PBR, $8.0 million restructuring charge for the closing of the New Jersey and Ottawa facilities, $3.0 million for our management bonus plan, a $1.2 million increase in non-cash stock option expense, as well as a $2.3 million impact from foreign currency fluctuations. Selling, general, and administrative expenses as a percentage of service revenue were 32.9% for the first nine months of 2006 and 35.3% for the same period in 2007.
     Depreciation and amortization expense increased by approximately $2.7 million, from $8.8 million for the first nine months of 2006 to $11.5 million for the same period of 2007. Depreciation and amortization expense as a percentage of service revenue was 4.0% for the first nine months of 2006 and 4.2% for the first nine months of 2007. The increase was due to the acquisition of PBR.
     Income from operations decreased by $12.3 million, from $26.6 million for the first nine months of 2006 to $14.3 million for the same period of 2007. Income from operations as a percentage of service revenue decreased from 12.0% for the first nine months of 2006 to 5.3% for the same period in 2007. The decrease in income from operations is primarily due to the restructuring charge taken to close 2 facilities described above.
     Our effective tax rate for the first nine months of 2006 was 20.4% as compared to 25.8% for the same period in 2007. The third quarter 2007’s rate is impacted by discrete items including a release of our FIN 48 reserve for the closing of the statute for our 2003 US income tax return and an increase in our FIN 48 reserve for additional information related to our state income taxes; provision to return true-ups related to income tax returns filed during the third quarter; the effect of the enacted reduction in the income tax rate in the UK on our deferred tax assets and additional interest related to outstanding US income tax refunds and FIN 48 reserves. In 2006, the Company’s rate was impacted by a release of tax valuation allowances on the foreign net operating loss carry forwards in Spain and France as well as tax benefits available to the Company related to research and development incentive programs in the United Kingdom in 2006 and for prior periods.
Liquidity and Capital Resources
     As of September 30, 2007, we had approximately $38.4 million of cash and cash equivalents. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible acquisitions, geographic expansion, working capital, and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings, and issuances of equity securities.
     In the first nine months of 2007, net cash provided by operations was $19.1 million as compared to $15.3 million for the same period during the prior year. Cash collections from accounts receivable were $363.5 million for the first nine months of 2007, as compared to $299.1 million for the same period in 2006. This increase is primarily due to the timing of collections of initial billings on new business. In addition, adjustments to reconcile net income of $10.2 million in 2007 to cash provided by operating activities include the addback of $11.5 million for depreciation and amortization, $4.7 million in non-cash stock option expense, and $0.8 million for a loss on disposal of fixed assets, offset by a $4.1 million deferred tax provision, $2.8 million in excess tax benefits from share based compensation as well as $1.2 million in changes in assets and liabilities. Days sales outstanding, which includes accounts receivable, unbilled services and advanced billings, were 8 days and 27 days as of September 30, 2007 and 2006, respectively.
     Net cash used in investing activities was $9.6 million for the first nine months of 2007 as compared to $98.3 million used for the same period of 2006. This is primarily for the purchase of fixed assets, offset by fixed asset disposals. In 2006, we paid $93.5 million for acquisitions. We expect our capital expenditures to be approximately $13 million to $15 million for the full year 2007, with the majority of the spending related to information technology enhancement and expansion of our laboratory business.
     Net cash used in financing activities in the first nine months of 2007 was $16.2 million compared to net cash provided of $28.2 million in the same period of 2006. The Company paid off the $24 million outstanding on our revolving credit facility in March of 2007, which was offset by proceeds from stock option exercises of $5.3 million and $2.8 million in excess tax benefits from share based compensation.
     On March 7, 2006, we filed a shelf registration statement registering the resale of common stock to satisfy certain of our obligations under our September 2001 registration rights agreement with our pre-IPO investor and other parties. The registration statement allows these parties to publicly resell up to 5,000,000 shares of common stock, subject to certain limitations and the satisfaction by selling stockholders of the prospectus delivery requirements of the Securities Act of 1933 in connection with any such resale. We will not receive any of the proceeds from the sale of common stock sold by selling stockholders. The registration statement also includes a universal shelf component that provides for the offer and sale by us, from time to time on a delayed basis, of up to $350 million aggregate amount of debt securities, common stock, preferred stock and warrants. These securities, which may be offered in one or more offerings and in any combination, will in each case be offered pursuant to a separate prospectus supplement issued at the time of the particular offering that will describe the specific types, amounts, prices and terms of the offered securities.
     Our current credit facility provides for a $75.0 million revolving line of credit that terminates on December 23, 2008. At any time within three years after December 23, 2004 and so long as no event of default is continuing, we have the right, in consultation with the administrative agent, to request increases in the aggregate principal amount of the facility in minimum increments of $5.0 million up to an aggregate increase of $50.0 million (and which would make the total amount available under the facility $125.0 million). The revolving credit facility is available for general corporate purposes (including working capital expenses, capital expenditures, and permitted acquisitions), the issuance of letters of credit and swingline loans for our account, for the refinancing of certain existing indebtedness, and to pay fees and expenses related to the facility. All borrowings are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. A portion of the facility is also available for alternative currency loans. There were no amounts outstanding on the credit facility as of September 30, 2007.
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
      On July 24, 2007, immediately prior to the execution of the merger agreement, PRA and the rights agent entered into an amendment to the rights agreement which provides that neither the execution of the merger agreement nor the consummation of the merger will trigger the provisions of this rights agreement. In particular, the amendment to the rights agreement provides that neither Parent, Merger Sub nor any of their affiliates or associates will be deemed to be an acquiring person (as defined by the rights agreement) solely by virtue of the approval, execution, delivery and adoption or performance of the merger agreement or the consummation of the merger of any other transactions contemplated by the merger agreement.
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
Allowance for Doubtful Accounts
     Included in “Accounts receivable and unbilled services, net” on our consolidated balance sheets is an allowance for doubtful accounts. Generally, before we do business with a new client, we perform a credit check, as our allowance for doubtful accounts requires that we make an accurate assessment of our customers’ creditworthiness. Approximately 50% of our client base is emerging pharmaceutical and biotech companies, creating a heightened risk related to the creditworthiness for a significant portion of our customer base. We manage and assess our exposure to bad debt on each of our contracts. We age our billed accounts receivable and assess exposure by customer type, by aged category, and by specific identification. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Historically, we have not had any write-offs in excess of our allowance. If, at September 30, 2007, our aged accounts receivable balance greater than 90 days were to increase by 10% (for the U.S. operations), no additional bad debt expense would need to be recorded.
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
Stock-Based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 and 2007 was $3.5 million and $4.7 million, respectively, which consisted of stock-based compensation expense related to employee stock options. See Note 2 to the Consolidated Financial Statements for additional information.
     We estimate the value of employee stock options on the date of grant using either the Black-Scholes model for all options with a service condition or a Monte Carlo model for options with a market condition. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the stock price of similar entities as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of Black-Scholes and a Monte Carlo models require the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Due to our limited trading history, we calculated expected volatility of our stock based on the volatility of the share price of similar entities. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts. As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
          At September 30, 2007, we had no amounts outstanding under our revolving credit facility. Future drawings under the facility will bear interest at various rates. Historically, we have mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements.
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
     For the nine months ended September 30, 2007, approximately 24.9%, 7.0% and 0.8% of total service revenue was denominated in Euros, British pounds and Canadian dollars, respectively. We periodically enter into foreign currency derivatives to mitigate exposure to movements between the U.S. dollar and the British pound, the U.S. dollar and the Euro, and the U.S. dollar and Canadian dollar. We agreed to purchase a given amount of Euros, British pounds and Canadian dollars at established dates. The transactions were structured as no-cost collars. These foreign currency derivatives are designated as cash flow hedges and we recognize them as either assets or liabilities in the balance sheet and measure them at fair value with the changes in fair value recorded in stockholders equity (as a component of comprehensive income), in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The potential decrease in net income resulting from a hypothetical weakening of the U.S. dollar relative to the Euro, British pound and Canadian dollar of 10% would have been approximately $0.7 million for the nine months ended September 30, 2007.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are currently involved, as we are from time to time, in legal proceedings that arise in the ordinary course of our business. We believe that we have adequately reserved for these liabilities and that there is no other litigation pending that could materially harm our results of operations and financial condition.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of July 24, 2007, by and among PRA International, GG Holdings I, Inc. and GG Merger Sub I, Inc. (Incorporated by reference to Exhibit 2.1 to PRA International’s current report on Form 8-K filed with the SEC on July 25, 2007).

21.1 (1)	Subsidiaries of PRA International.

31.1 (1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2 (1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 (2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2 (2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

(1)	Filed herewith.

(2)	Furnished herewith.

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

Dated: November 7, 2007